Form 10-Q
period 1996-03-31
ARONEX PHARMACEUTICALS INC
filed 1996-05-15
CIK 854691

- ---------------------------------------------------------------------------

- ---------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                 FORM 10-Q

(Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                           For the Quarterly Period Ended March 31, 1996
                                                        OR
    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from _________ to _________
                        Commission File No. 0-20111

                        ARONEX PHARMACEUTICALS, INC.
           (Exact name of Registrant as specified in its charter)

              Delaware                                76-0196535
         (State or other jurisdiction             (I.R.S. Employer
     of incorporation or organization)            Identification No.)

             3400 Research Forest Drive, The Woodlands, Texas 77381
       (Address of principal executive office)             (Zip Code)

     Registrant's telephone number, including area code: (713) 367-1666

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes  X       No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                CLASS                      OUTSTANDING AT MARCH 31, 1996
                -----                      -----------------------------
       Common Stock, $.001 par value            21,695,449 shares

PART I.           FINANCIAL INFORMATION


Item 1.       Financial Statements

     The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                        ARONEX PHARMACEUTICALS, INC.
                       (A development stage company)



                               BALANCE SHEETS
               (All amounts in thousands, except share data)

                                A S S E T S


                                                                       March 31,
                                                            December 31,   1996
                                                              1995    Unaudited)
                                                              ----    ----------

Current assets:
   Cash and cash equivalents ..............................  $ 7,781   $10,170
   Short-term investments .................................    2,480      --
   Accounts receivable - affiliates .......................      345       180
   Prepaid expenses and other assets ......................      288       180
                                                                 ---       ---
     Total current assets .................................   10,894    10,530

Long-term investments .....................................    1,754     1,704
Furniture, equipment and leasehold improvements, net ......    2,832     2,626
Investment in affiliate ...................................       50      --

       Total assets .......................................  $15,530   $14,860
                                                             =======   =======

        L I A B I L I T I E S  A N D   T O C K H O L D E R S ' E Q U I T Y

Current liabilities:

   Accounts payable and accrued expenses ....................  $ 1,478$     746
   Accrued payroll ..........................................      161      120
   Current portion of notes payable - related party .........       87       87
   Current portion of other notes payable ...................      211      211
   Current portion of obligations under capital leas.........       25       22
                                                                    --       --
     Total current liabilities ..............................    1,962    1,186

Long-term obligations:
   Notes payable - related party, net of current portion ....      211      191
   Other notes payable, net of current portion ..............      446      396
   Obligations under capital leases, net of current portion..       41       37
   Deferred revenue .........................................      876      926
                                                                   ---      ---
     Total long-term obligations ............................    1,574    1,550

Commitments and contingencies
Stockholders' equity:
   Preferred stock $.001 par value, 10,000,000 shares authorized,
     none issued and outstanding.............................       --      --
   Common stock $.001 par value, 75,000,000 shares autorized
  20,760,112 and 21,695,449 shares issued and outstanding,
  respectively                                                      21       22
Additional paid-in capital ...................................  56,331   59,538
Common stock warrants ........................................   1,488    1,364
Treasury stock ...............................................     (11)     (11)
Deferred compensation ........................................  (1,536)  (2,367)
Unrealized loss on investments ...............................    (116)    (166)
Deficit accumulated during development stage ................  (44,183) (46,256)
                                                               ------    ------
  Total stockholders' equity ................................   11,994   12,124
                                                                ------  ------
Total liabilities and stockholders' equity ...................$ 15,530  $14,860
                                                               =======  =======


 The accompanying notes are an integral part of these financial statements.

                        ARONEX PHARMACEUTICALS, INC.
                       (A development stage company)


                          STATEMENTS OF OPERATIONS
           (All amounts in thousands, except loss per share data)
                                (Unaudited)


                                                                     Period from
                                                                     Inception
                                                                 (June 13, 1986)
                                                 Three Months Ended  through
                                                    March 31,        March 31,
                                                     ---------         ---------
                                                 1995      1996         1996
                                                 ----      ----         ----

 Revenues:
   Research and development grants
     and contracts............................     85     $   543      $ 2,082
   Interest income............................    118         142        1,972
                                                  ---         ---        -----
     Total revenues.........................      203         685        4,054
                                                  ---         ---        -----

Expenses:
   Research and development.................    1,780       2,322       31,107
   Purchase of in-process research
     and development........................       --          --        8,383
   General and administrative................     380         395        9,938
   Interest expense..........................      52          41          882
                                                   --          --          ---
       Total expenses........................   2,212       2,758       50,310
                                                -----       -----       ------

Net loss..................................... $(2,009)     $(2,073)    $(46,256)
                                            ==========    ========     ========

Net loss per share........................... $(0.19)     $ (0.10)
                                             =========     =======

Weighted average shares used in computing net
     loss per share............................ 10,443       21,295

















The accompanying notes are an integral part of these financial statements.

                        ARONEX PHARMACEUTICALS, INC.
                       (A development stage company)

                          STATEMENTS OF CASH FLOWS
                         (All amounts in thousands)
                                (Unaudited)

                                                                    Period from
                                                                     Inception
                                                   Three Months  (June 13, 1986)
                                                           Ended        through
                                                        March 31,     March 31,
                                                     1995        1996     1996
                                                   --------   --------  --------

Cash flows from operating activities:
 Net loss ........................................ $ (2,009) $ (2.074)  (46,256)
 Adjustments to reconcile net loss to net cash
  provided by(used in) operating activities-
   Depreciation and amortization .................      173       244     2,195
    Compensation expense related to stock and
     stock options ...............................      141       131     2,220
    Charge for purchase of in-process research
      and development .............................     --        --      8,383
    Changes in assets and liabilities-
      Decrease (increase) in prepaid expenses
        and other assets .........................      (47)      108         5
      Increase (decrease) in accounts payable and
       accrued expenses ..........................     (209)     (773)      793
      Decrease (increase) in accounts receivable
        - affiliates .............................      --        165      (180)
      Increase in deferred revenue.................     --         50       573
    Accrued interest payable converted to stock ...     --         --        97

       Net cash used in operating activities ......   (1,951)   (2,148) (32,170)

Cash flows from investing activities:
 Net sales of investments ...........................  3,013     2,530    4,031
 Purchase of furniture, equipment and leasehold
   improvements ....................................     (72)       (38) (3,551)
 Unrealized loss on investment......................     --         (50)   (166)
 Acquisition costs, net of cash received of $947,000     --         --     (270)
 Loss in affiliate .................................      75         50     500
 Investment in affiliate ...........................     --         --     (500)
 Increase in other assets ..........................    (453)       --     --
                                                          --         --      --
     Net cash provided by (used in) investing
      activities . ...................................  2,563      2,492      44

Cash flows from financing activities:
 Proceeds from notes payable ........................      64       --     2,672
 Repayment of notes payable .........................     (96)      (77) (1,729)
 Purchase of treasury stock ..........................     -         --     (11)
 Proceeds from issuance of stock .....................     12      2,122  41,364
   Net cash provided by (used in) financing activities    (20)     2,045  42,296
Net increase in cash and cash equivalents .............   592      2,389  10,170
Cash and cash equivalents at beginning of period ...... 1,426      7,781   --
                                                           --         --     --
Cash and cash equivalents at end of period .......... $ 2,018    $10,170 $10,170
                                                      =======    ======= =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest .........      52         41  $  769
Supplemental schedule of noncash financing activities:
     Conversion of notes payable and accrued interest to
       common stock ................................ $    --     $   --   $3,043


The accompanying notes are an integral part of these financial statements.

                        ARONEX PHARMACEUTICALS, INC.
                       (A development stage company)

                       NOTES TO FINANCIAL STATEMENTS
                               March 31, 1996
                                (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Aronex Pharmaceuticals, Inc. ("Aronex" or the "Company") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation ("Triplex") and Oncologix, Inc. ("Oncologix") effective September 11, 1995. Aronex is a development stage company which has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of significant revenues in the future. In addition, the Company expects to continue to incur losses for the foreseeable future and there can be no assurance that the Company will complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. The Company's ability to develop these operations may be impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform and product liability exposure. Additionally, the Company is reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and its exclusive license agreements with M.D. Anderson Cancer Center ("MD Anderson"), and an affiliate of the Baylor College of Medicine ("Baylor"). Further, during the period required to develop these products, the Company will require additional funds which may not be available to it. The Company expects that its existing cash resources will be sufficient to fund its cash requirements through mid-1997. Accordingly, there can be no assurance of the Company's future success.

     The balance sheet at March 31, 1996 and the related statements of operations and cash flows for the three month periods ending March 31, 1996 and 1995 and the period from inception (June 13, 1986) through March 31, 1996 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1995 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

2.   CASH, CASH EQUIVALENTS AND INVESTMENTS

     Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. Available-for-sale securities are U. S. Government mortgage backed securities with various maturity dates over the next several years and have an amortized cost of $1,870,000, a carrying value of $1,704,000 and a gross unrealized holding loss of $166,000 at March 31, 1996.

3.   FEDERAL INCOME TAXES

     At December 31, 1995, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $57.1 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company's ability to utilize these NOLs and tax credits. Accordingly, the Company's ability to utilize its NOLs and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the mergers with Triplex and Oncologix a change in control as defined by federal income tax law occurred, causing the use of these carryforwards to be limited and possibly eliminated. Additionally because U.S. tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. The Company has not made any income tax payments since inception.

                        ARONEX PHARMACEUTICALS, INC.
                       (A development stage company)


4.   CONTINGENCY

     In August 1995, the Company was named as a defendant in a lawsuit filed by certain common stockholders of Oncologix seeking damages as a result of the merger with Oncologix. Plaintiffs contend that the provision of the merger whereby common stockholders obtained no consideration is contrary to law and damaging to them. Plaintiffs sought prior injunctive relief to prevent consummation of the merger, but this relief was denied by the District Court. The Company believes the above lawsuit will be resolved without a material adverse effect on the accompanying financial statements.

5.   SUBSEQUENT EVENT

     In April 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of 6,000,000 shares of Common Stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     OVERVIEW

     Since its inception in 1986, Aronex Pharmaceuticals, Inc. ("Aronex" or the "Company") has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years as it expends its resources for product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained losses of approximately $46.3 million through March 31, 1996. The Company has financed its research and development activities and operations primarily through public and private offerings of securities. The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years. On September 11, 1995, Aronex acquired Oncologix, Inc. ("Oncologix") and Triplex Pharmaceutical Corporation ("Triplex") in a three way merger (the "Mergers"), which were accounted for under the purchase method of accounting. The financial data prior to September 11, 1995 discussed below represent the operations and balance sheet data of Aronex, while the financial data from and after September 11, 1995 discussed below represent the combined operations and balance sheet data of the merged companies.

     THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1996

     Revenues from research and development grants and contracts were $543,000 and $85,000 for the three months ended March 31, 1996 and 1995, respectively. The increase of $458,000 was due to the following: an increase in development revenue from RGene Therapeutics, Inc., an affiliate of the Company, to $170,000 from $85,000 in 1995; and revenues of $300,000 from Hoechst Marion Roussel Inc. ("Hoechst") and $73,000 from Small Business Innovative Research ("SBIR") grants. There was no Hoechst or SBIR grant revenue in the first three months of 1995 because these revenues were obtained as a result of the Mergers.

     Interest income on cash, cash equivalents and investments was $142,000 and $118,000 for the three months ended March 31, 1996 and 1995, respectively. The increase of $24,000 was primarily due to an increase of funds available for investment in 1996 resulting from cash, cash-equivalents and investments acquired in the Mergers and from the exercise of warrants.

     Research and development expenses were $2,322,000 in the first quarter of 1996 compared to $1,780,000 in the first quarter of 1995. The increase of $542,000 was primarily due to the addition of Triplex's research programs following the Mergers.

     General and administrative expenses were $395,000 in the first quarter of 1996 and $380,000 in the first quarter of 1995.

     Interest expense was $41,000 and $52,000 for the three months ended March 31, 1996 and 1995, respectively. The $11,000 decrease in interest expense resulted primarily from a decrease in the amount of laboratory equipment obtained through leases and promissory notes payable.

     Net loss for the first quarter of 1996 increased by $64,000 to $2,073,000 compared to $2,009,000 for the first quarter of 1995, due mainly to the increase in research expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company's primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. The Company has raised an aggregate of approximately $41 million from the sale of equity securities from its inception through March 31, 1996. In July 1992, the Company raised net proceeds of approximately $10.7 million in the initial public offering of its Common Stock. In September 1993, the Company entered into a collaborative agreement with Genzyme relating to the development and commercialization of TretinoinLF, in connection with which the Company received net proceeds of approximately $4.5 million from the sale of Common Stock to Genzyme. In November 1993, the Company raised net proceeds of approximately $11.5 million in a public offering of Common Stock. From October 1995 through March 31, 1996, the Company received aggregate net proceeds of approximately $5.3 million from the exercise of certain warrants issued in the Mergers. From its inception until March 31, 1996, the Company also received an aggregate of $2.5 million cash from collaborative arrangements and SBIR grants. In September 1995, the Company's cash and securities held to maturity increased by approximately $6.7 million as a result of its merger with Triplex. In April 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of 6,000,000 shares of Common Stock.

     The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Cash of $2.1 million and $2.0 million was used in operating activities during the first quarter of 1996 and 1995, respectively. The Company had cash, cash-equivalents and short-term investments of $11.9 million as of March 31, 1996, consisting primarily of cash in banks and money market accounts and United States government securities.

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company expects that its existing capital resources will be sufficient to fund its capital requirements through mid-1997. If the registration statement the Company has filed in April 1996 for a public offering is successful, proceeds should add capital resources sufficient to fund its capital requirements through mid-1998. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research, development and clinical trial programs; the Company's ability to satisfy certain milestones under its current collaborative arrangements with Genzyme and Hoechst; the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; costs of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions, or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business - Manufacturing," "-Sales and Marketing," "- Patents, Proprietary Rights and Licenses" "- Government Regulation," "- Competition" and "- Additional Business Risks" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended, and "- Liquidity and Capital Resources" included elsewhere in this report.

PART II.          OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Amended and Restated Certificate of Incorporation. Exhibit 3.1 to the Company's Registration Satement on Form S-1 (No. 33-47418) (the "1992 Registration Statement"), declared effective by the Commission on July 10, 1992, is incorporated herein by reference.

3.2 Restated Bylaws. Exhibit 3.2 to the 1992 Registration Statement is incorporated herein by reference.

4.1 Specimen certificate for shares of Common Stock, par value $.001 per share. Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended, is incorporated herein by reference.

11.1 Statement regarding computation of per share earnings.

27.1 Financial data schedule.

(b) Reports on Form 8-K

   None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ARONEX PHARMACEUTICALS, INC.




Dated:   May 13, 1996                 By:/S/JAMES M. CHUBB
                                      James M. Chubb, Ph.D.
                                      President and Chief Executive Officer







Dated:   May 13, 1996                 By:/S/TERANCE A. MURNANE
                                      Terance A. Murnane
                                      Controller


                                                         Exhibit 27.1

                        ARONEX PHARMACEUTICALS, INC.
                           FINANCIAL DATA SCHEDULE