Form 10-Q
period 1996-06-30
ARONEX PHARMACEUTICALS INC
filed 1996-07-30
CIK 854691

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q
(Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                           For the Quarterly Period Ended June 30, 1996
                                                        OR
    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from _________ to _________

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
                                Yes   X        No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS                              OUTSTANDING AT JUNE 30, 1996
             -----                              ----------------------------
   Common Stock, $.001 par value                       14,526,801 shares

                          ARONEX PHARMACEUTICALS, INC.
                         Quarterly Period June 30, 1996

                                      INDEX



PART I.           FINANCIAL INFORMATION

                                                                                                 Page

Item 1   FINANCIAL STATEMENTS.................................................................      3


         Balance Sheets - December 31, 1995 and June 30, 1996 (unaudited).....................      4

         Statements of Operations:
           Six months ended June 30, 1995 and June 30, 1996  (unaudited) and for the Period from Inception (June 13, 1986)
           through June 30, 1996 (unaudited)..................................................      5

         Statements of Cash Flows:
           Six months ended June 30, 1995 and June 30, 1996  (unaudited) and for the Period from Inception (June 13, 1986)
           through June 30, 1996 (unaudited)..................................................      6

         Notes to Financial Statements - June 30, 1996........................................      7


Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................................      9


PART II.           OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders..................................     12

Item 6   Exhibits and Reports on Form 8-K.....................................................     12


SIGNATURES        ............................................................................     13


PART I.           FINANCIAL INFORMATION


Item 1.       FINANCIAL STATEMENTS

     The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995 included in the Company's Annual Report on Form 10- K/A for the year ended December 31, 1995, as amended, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)

                                 BALANCE SHEETS
                  (All amounts in thousands, except share data)

                                   A S S E T S

                                                                                                      June 30,
                                                                                    December 31,        1996
                                                                                       1995         (Unaudited)

Current assets:
   Cash and cash equivalents......................................................  $      7,781   $      3,162
   Short-term investments.........................................................         2,480         38,003
   Accounts receivable - affiliates...............................................           345            173
   Accrued interest receivable....................................................             9            534
   Prepaid expenses and other assets..............................................           279            197
                                                                                    ------------    -----------
     Total current assets.........................................................        10,894         42,069

Long-term investments.............................................................         1,754          1,762
Furniture, equipment and leasehold improvements, net..............................         2,832          2,387
Investment in affiliate...........................................................            50           --
                                                                                    ------------   ----------
       Total assets...............................................................  $     15,530   $     46,218
                                                                                    ============   ============

        L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y

Current liabilities:
   Accounts payable and accrued expenses..........................................  $      1,478   $      1,106
   Accrued payroll................................................................           161            120
   Current portion of notes payable - related party...............................            87           --
   Current portion of other notes payable.........................................           211            211
   Current portion of obligations under capital leases............................            25             19
                                                                                    ------------   ------------
     Total current liabilities....................................................         1,962          1,456

Long-term obligations:
   Notes payable - related party, net of current portion..........................           211            --
   Other notes payable, net of current portion....................................           446            345
   Obligations under capital leases, net of current portion.......................            41             35
   Deferred revenue...............................................................           876            926
                                                                                    ------------   ------------
     Total long-term obligations..................................................         1,574          1,306

Commitments and contingencies
Stockholders' equity:
   Preferred stock $.001 par value, 10,000,000 shares authorized,
     none issued and outstanding..................................................          --              --
   Common stock $.001 par value, 75,000,000 shares authorized
     10,380,056 and 14,526,801 shares issued and outstanding, respectively                    21             29
   Additional paid-in capital.....................................................        56,331         93,679
   Common stock warrants..........................................................         1,488            970
   Treasury stock.................................................................           (11)           (11)
   Deferred compensation..........................................................        (1,536)        (2,520)
   Unrealized loss on investments.................................................          (116)          (108)
   Deficit accumulated during development stage...................................       (44,183)        48,583)
                                                                                    -------------  -------------
     Total stockholders' equity...................................................        11,994         43,456
                                                                                    ------------   ------------
   Total liabilities and stockholders' equity.....................................  $     15,530   $     46,218

          The accompanying notes are an integral part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)


                            STATEMENTS OF OPERATIONS
             (All amounts in thousands, except loss per share data)
                                   (Unaudited)






                                                                                                     Period from
                                                                                                      Inception
                                                                                                   (June 13, 1986)
                                                 Six Months Ended           Three Months Ended        through
                                                     June 30,                     June 30,             June 30,
                                                1995          1996        1995               1996        1996
                                             ----------   -----------  ----------      -----------

Revenues:
     Research and development
       grants and contracts...............  $     291   $      1,008    $       206    $       465    $     2,437
     Interest income......................        212            470             94            328          2,410
                                            ---------   ------------   ------------    -----------    -----------
         Total revenues...................        503          1,478            300            793          4,847
                                            ---------   ------------   ------------    -----------    -----------

Expenses:
     Research and development.............      3,540          4,845          1,760          2,523         33,630
     Purchase of in-process
         research and development.........        --             191            --             191          8,574
     General and administrative...........        815            771            435            376         10,314
     Interest expense....................         100             71             48             30            912
                                            ---------   ------------   ------------    -----------    -----------
         Total expenses..................       4,455          5,878          2,243          3,120         53,430
                                            ---------   ------------   ------------    -----------    -----------
Net loss .................................  $    (3,952)$      (4,400) $      (1,943)  $     (2,327)  $    (48,583)
                                            =========== =============  =============   ============   ============

Loss per share...........................   $   (0.76)  $   (0.38)      $   (0.37)     $   (0.19)
                                                =====       =====          ======          =====
Weighted average shares used in
     computing loss per share............       5,227         11,527           5,291          12,404











          The accompanying notes are an integral part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)

                            STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                                                Period from
                                                                                                 Inception
                                                                                              (June 13, 1986)
                                                                        Six months ended          through
                                                                            June 30,              June 30,
                                                                             1995       1996        1996
                                                                             ----       ----        ----

Cash flows from operating activities:
   Net loss .........................................................  $  (3,952) $   (4,400)   $(48,583)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities-
       Depreciation and amortization ................................        346         486       2,437
       Compensation expense related to stock and stock options ......        231         303       2,392
       Charge for purchase of in-process research and development ...       --           191       8,574
       Changes in assets and liabilities-
         Increase in prepaid expenses and other assets ..............        (17)       (443)       (546)
         Increase (decrease) in accounts payable and accrued expenses        137        (413)      1,153
         Decrease (increase) in accounts receivable - affiliates ....       (130)        172        (173)
         Increase in deferred revenue ...............................        235          50         573
       Accrued interest payable converted to stock ..................       --          --            97
                                                                         --------    --------    --------
           Net cash used in operating activities ....................     (3,150)     (4,054)    (34,076)

Cash flows from investing activities:
   Net sales (purchases) of investments .............................      3,931     (35,523)    (34,022)
   Purchase of furniture, equipment and leasehold
     improvements ...................................................        (78)        (41)     (3,554)
   Unrealized gain (loss) on investment .............................        143           8        (108)
   Acquisition costs, net of cash received of $947,000 ..............       --           (26)       (296)
   Loss in affiliate ................................................        150          50         500
   Investment in affiliate ..........................................       --          --          (500)
   Increase in other assets .........................................       (838)       --          --
                                                                         --------    --------    --------
           Net cash provided by (used in) investing activities ......      3,308     (35,532)    (37,980)

Cash flows from financing activities:
   Proceeds from notes payable and capital leases ...................         64        --         2,672
   Repayment of notes payable and principal payments under
     capital lease obligations ......................................       (171)       (411)     (2,063)
   Purchase of treasury stock .......................................       --          --           (11)
   Proceeds from issuance of stock ..................................         11      35,378      74,620
                                                                         -------    --------    --------
           Net cash provided by (used in) financing activities ......        (96)     34,967      75,218
                                                                         -------    --------    --------
Net increase (decrease) in cash and cash equivalents ................         62      (4,619)      3,162
Cash and cash equivalents at beginning of period ....................      1,426       7,781        --
                                                                         -------    --------    --------

Cash and cash equivalents at end of period ..........................   $  1,488    $  3,162    $  3,162
                                                                         =======    ========    ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest .........................   $    100    $     30    $    544
Supplemental schedule of noncash financing activities:
     Conversion of notes payable and accrued interest to
       common stock .................................................   $   --      $   --      $  3,043

          The accompanying notes are an integral part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

1.   Organization and Basis of Presentation

     Aronex Pharmaceuticals, Inc. ("Aronex" or the "Company") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation ("Triplex") and Oncologix, Inc. ("Oncologix") effective September 11, 1995. Aronex is a development stage company which has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of significant revenues in the future. In addition, the Company expects to continue to incur losses for the foreseeable future and there can be no assurance that the Company will complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. The Company's ability to develop these operations may be impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform and product liability exposure. Additionally, the Company is reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and its exclusive license agreements with M.D. Anderson Cancer Center ("MD Anderson"), and an affiliate of the Baylor College of Medicine ("Baylor"). Further, during the period required to develop these products, the Company will require additional funds which may not be available to it. The Company expects that its existing cash resources will be sufficient to fund its cash requirements through mid-1998. Accordingly, there can be no assurance of the Company's future success.

     The balance sheet at June 30, 1996 and the related statements of operations and cash flows for the six month periods ending June 30, 1996 and 1995 and the period from inception (June 13, 1986) through June 30, 1996 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1995 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     Certain reclassifications have been made to December 31, 1995 balances to conform to current year presentation.

2.   Cash, Cash Equivalents and Investments

     The Company has adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. Debt and equity securities that the Company has the intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either "securities held to maturity" or "trading securities" are classified as "securities available for sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The adoption of SFAS 115 did not have a material effect on the Company's financial position or results of operations.

     Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. All securities held to maturity consist of high-grade commercial securities and U.S. Government backed securities with a maturity date of less than one year and have a carrying value which approximates fair market value and cost. Available for sale securities are U.S. mortgage backed securities with various maturity dates over the next several years that have an amortized cost of $1,870,000, a fair market value of $1,762,000 and a gross unrealized loss of $108,000 at June 30, 1996. The Company currently has no trading securities.

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)


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

4.   Subsequent Events

     In August 1995, the Company was named as a defendant in a lawsuit filed by certain common stockholders of Oncologix seeking damages as a result of the merger with Oncologix. Plaintiffs contend that the provision of the merger whereby common stockholders obtained no consideration is contrary to law and damaging to them. Plaintiffs sought prior injunctive relief to prevent consummation of the merger, but this relief was denied by the District Court. In July 1996, the Company resolved this matter and the lawsuit was dismissed without a material adverse effect on the accompanying financial statements. An expense relating to this settlement has been recorded in the purchase of in-process research and development.

     At a Special Meeting of Stockholders held on May 24, 1996, the stockholders of the Company approved a one-for-two reverse split of the Common Stock (the "Reverse Split"). The Reverse Split became effective with the filing of an amendment to the Company's Certificate of Incorporation on July 1, 1996. The accompanying financial statements have been restated to give effect to the Reverse Split.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Overview

     Since its inception in 1986, Aronex Pharmaceuticals, Inc. ("Aronex" or the "Company") has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years as it expends its resources for product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained losses of approximately $48.6 million through June 30, 1996. The Company has financed its research and development activities and operations primarily through public and private offerings of securities. The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years. On September 11, 1995, Aronex acquired Oncologix, Inc. ("Oncologix") and Triplex Pharmaceutical Corporation ("Triplex") in a three way merger (the "Mergers"), which were accounted for under the purchase method of accounting. The financial data prior to September 11, 1995 discussed below represent the operations and balance sheet data of Aronex, while the financial data from and after September 11, 1995 discussed below represent the combined operations and balance sheet data of the merged companies.

     Three and Six Month Periods Ended June 30, 1995 and 1996

     Revenues from research and development grants and contracts were $465,000 and $206,000 for the three months ended June 30, 1996 and 1995, respectively, an increase of $259,000. Research and development grants and contracts were $1,008,000 and $291,000 for the six months ended June 30, 1996 and 1995, respectively, an increase of $717,000. These increases were primarily due to the increase in development revenue from RGene Therapeutics, Inc. ("RGene"), an affiliate of the Company, to $335,000 for the six months ended June 30, 1996 from $291,000 for the corresponding period in 1995; revenues of $600,000 from Hoechst Marion Roussel Inc. ("Hoechst") for the six months ended June 30, 1996; and $73,000 from Small Business Innovative Research ("SBIR") grants for the six months ended June 30, 1996. There were no Hoechst or SBIR grant revenue in the first six months of 1995 because these grants and contracts were obtained as a result of the Mergers.

     Interest income was $328,000 and $94,000 for the three months ended June 30, 1996 and 1995, respectively, an increase of $234,000. Interest income was $470,000 and $212,000 for the six months ended June 30, 1996 and 1995, respectively, an increase of $258,000. These increases were primarily due to an increase of funds available for investment in 1996 resulting from cash received from the exercise of warrants and the completion of a stock offering in May 1996.

     Research and development expenses were $2,523,000 and $1,760,000 for the three months ended June 30, 1996 and 1995, respectively, an increase of $763,000. Research and development expenses were $4,845,000 and $3,540,000 for the six months ended June 30, 1996 and 1995, respectively, an increase of $1,305,000. These increases were primarily due to the addition of Triplex's research department following the Mergers.

     In-process research and development represents costs incurred during the six month period ended June 30, 1996 relating to the recording of the Mergers including the settlement of a lawsuit that had been filed by certain common stockholders of Oncologix.

     General and administrative expenses were $376,000 and $435,000 for the three months ended June 30, 1996 and 1995, respectively, a decrease of $59,000. General and administrative expenses were $771,000 and $815,000 for the six months ended June 30, 1996 and 1995, respectively, a decrease of $44,000. These decreases were primarily a result of $229,000 in non-recurring operating expenses incurred on behalf of Oncologix paid by the Company pursuant to the terms of the Oncologix merger agreement in 1995. In the six months ended June 30, 1996 this decrease was partially offset by increases in payroll costs, business consultant expenses and legal expenses.

     Interest expense was $30,000 and $48,000 for the three months ended June 30, 1996 and 1995, respectively, a decrease of $18,000. Interest expense was $71,000 and $100,000 for the six months ended June 30, 1996 and 1995, respectively, a decrease of $29,000. These decreases in interest expense resulted primarily from a decrease in the amount of laboratory equipment obtained through leases and promissory notes payable

 .

          Net loss was $2,327,000 and $1,943,000 for the three months ended June 30, 1996 and 1995, respectively, an increase of $384,000. Net loss for the six months ended June 30, 1996 and 1995, respectively, was $4,400,000 and $3,952,000, an increase of $448,000. These increases were primarily due to the increase in research expenses.

Liquidity and Capital Resources

     Since its inception, the Company's primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. The Company has raised an aggregate of approximately $74.6 million from the sale of equity securities from its inception through June 30, 1996. In July 1992, the Company raised net proceeds of approximately $10.7 million in the initial public offering of its Common Stock. In September 1993, the Company entered into a collaborative agreement with Genzyme relating to the development and commercialization of TretinoinLF, in connection with which the Company received net proceeds of approximately $4.5 million from the sale of Common Stock to Genzyme. In November 1993, the Company raised net proceeds of approximately $11.5 million in a public offering of Common Stock. From October 1995 through June 30, 1996, the Company received aggregate net proceeds of approximately $5.3 million from the exercise of certain warrants issued in the Mergers. From its inception until June 30, 1996, the Company also received an aggregate of $2.5 million cash from collaborative arrangements and SBIR grants. In September 1995, the Company's cash and securities held to maturity increased by approximately $6.7 million as a result of its merger with Triplex. In May 1996, the Company received net proceeds of approximately $32.1 million in a public offering of Common Stock.

     Since its inception, the Company has an aggregate of approximately $2.4 million from research and development revenue grants and contracts. A substantial portion of this revenue over the past two years resulted from the collaborative agreements with RGene and Hoechst. As a result of RGene's merger with Targeted Genetics Corporation in June 1996, Aronex expects that the collaborative development work being performed for RGene will decrease substantially over the next few months. The agreement with Hoechst terminates at the end of 1996 unless the parties agree to renew it. No assurance can be given that the agreement will be renewed. Hoechst recently completed a merger with
Marion Merrell Dow Pharmaceuticals, Inc. and has indicated that it is re-evaluating its collaborative arrangements.

     The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Cash of $4.1 million and $3.2 million was used in operating activities during the first six months of 1996 and 1995, respectively. The Company had cash, cash- equivalents and investments of $42.9 million as of June 30, 1996, consisting primarily of cash in banks and money market accounts, commercial securities and United States government securities.

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company expects that its existing capital resources will be sufficient to fund its capital requirements through mid-1998. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research, development and clinical trial programs; the Company's ability to satisfy certain milestones under its current collaborative arrangements with Genzyme and Hoechst; the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; the costs of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions or the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1.Business -- Manufacturing," "-- Sales and Marketing," "-- Patents, Proprietary Rights and Licenses," "-- Government Regulation," "-- Competition" and "-- Additional Business Risks" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended, and "-- Liquidity and Capital Resources" included elsewhere in this report.

PART II.          OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A Special Meeting of the Stockholders of Aronex Pharmaceuticals, Inc. was held on May 24, 1996, to consider and vote upon a proposal to amend the Company's Amended and Restated Certificate of Incorporation to effect a one-for-two reverse stock split. The proposal was approved, with the following numbers of shares voted for and against and abstaining from voting upon the proposal:
                                          For          Against       Abstain
                                          ---          -------       -------
                                        13,794,213     77,976          1,595

     (b) The Annual Meeting of the Stockholders of Aronex Pharmaceuticals, Inc. was held on July 9, 1996, to consider and vote upon the following proposals:

           (i) Election of Class III Directors. The following individuals were nominated and elected as Class III directors, with the following numbers of shares voted for and against and withheld for each director:

                                                         For        Against       Abstain
                                                         ---        -------       -------

                    James M. Chubb, Ph.D.             19,039,619      none        130,445
                    George B. Mackaness, M.D.         19,039,619      none        130,445
                    Gregory F. Zaic                   19,039,967      none        130,097

           (ii)     Ratification and Selection of Arthur
                    Andersen LLP as Independent
                    Public Accountants                19,150,035     4,350         15,679

           (iii)    Amendment and Restatement of the
                    Aronex Pharmaceuticals, Inc., 1993
                    Non-Employee Director Stock Option
                    Plan                              18,978,830    129,413        37,821


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1  Amended and Restated Certificate of Incorporation, as amended.

          3.2 Restated Bylaws. Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 33-47418), declared effective by the Commission on July 10, 1992, is incorporated herein by reference.

          4.1 Specimen certificate for shares of Common Stock, par value $.001 per share.

          11.1 Statement  regarding  computation  of per share earnings.

          27.1 Financial Data Schedule.

          99.1 Amended and  Restated  1993  Non-Employee  Director  Stock Option
               Plan.

     (b)   Reports on Form 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ARONEX PHARMACEUTICALS, INC.




Dated:     July 29, 1996                 By:/S/JAMES M. CHUBB
                                            -----------------
                                         James M. Chubb, Ph.D.
                                         President and Chief Executive Officer







Dated:     July 29, 1996                 By:/S/TERANCE A. MURNANE
                                            ---------------------
                                         Terance A. Murnane
                                         Controller