Form 10-Q
period 1996-09-30
ARONEX PHARMACEUTICALS INC
filed 1996-10-29
CIK 854691

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________
                                   FORM 10-Q
(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the Quarterly Period Ended September 30, 1996

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
                              Yes   X     No
                                  ----      ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                CLASS                         OUTSTANDING AT SEPTEMBER 30, 1996
           ---------------                    ---------------------------------
     Common Stock, $.001 par value                    14,557,089 shares

================================================================================

                         ARONEX PHARMACEUTICALS, INC.
                      QUARTERLY PERIOD SEPTEMBER 30, 1996

                                     INDEX



PART I.         FINANCIAL INFORMATION
                ---------------------
                                                                                                      PAGE
                                                                                                      ----
Item 1  Financial Statements..........................................................................  3

        Balance Sheets - December  31, 1995 and September  30, 1996 (unaudited).......................  4

        Statements of Operations:
        Nine Months ended September 30, 1995 and September 30, 1996
        (unaudited) and for the Period from Inception (June 13, 1986)
        through September 30, 1996 (unaudited)........................................................  5

        Statements of Cash Flows:
        Nine Months ended September 30, 1995 and September 30, 1996
        (unaudited) and for the Period from Inception (June 13, 1986)
        through September 30, 1996  (unaudited)......................................................   6

        Notes to Financial Statements - September 30, 1996...........................................   7

Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of  Operations........................................................   9

PART II         OTHER INFORMATION
                ------------------

Item 6  Exhibits and Reports on Form 8-K.............................................................  12

SIGNATURES...........................................................................................  13

EXHIBITS


PART I.         FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995, as amended, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                  A S S E T S

                                                                                                       SEPTEMBER 30,
                                                                           DECEMBER 31,                    1996
                                                                               1995                     (UNAUDITED)
                                                                           -------------              ----------------
Current assets:
 Cash and cash equivalents...............................................      $  7,781                    $  5,539
 Short-term investments..................................................         2,480                      35,411
 Accounts receivable - affiliates........................................           345                         175
 Accrued interest receivable.............................................             9                         524
 Prepaid expenses and other assets.......................................           279                         170
                                                                               --------                    --------
  Total current assets...................................................        10,894                      41,819

Long-term investments....................................................         1,754                       1,762
Furniture, equipment and leasehold improvements, net.....................         2,832                       2,320
Investment in affiliate..................................................            50                          --
                                                                               --------                    --------
  Total assets...........................................................      $ 15,530                    $ 45,901
                                                                               ========                    ========

                               L I A B I L I T I E S  A N D   S T O C K H O L D E R S '  E Q U I T Y

Current liabilities:
 Accounts payable and accrued expenses...................................      $  1,478                    $  1,212
 Accrued payroll.........................................................           161                         120
 Note payable - related party............................................            --                       2,000
 Current portion of notes payable - related party........................            87                          --
 Current portion of other notes payable..................................           211                         211
 Current portion of obligations under capital leases.....................            25                          17
                                                                               --------                    --------
  Total current liabilities                                                       1,962                       3,560

Long-term obligations:
 Notes payable - related party, net of current portion...................           211                          --
 Other notes payable, net of current portion.............................           446                         291
 Obligations under capital leases, net of current portion................            41                          31
 Deferred revenue........................................................           876                         298
                                                                               --------                    --------
  Total long-term obligations............................................         1,574                         620

Commitments and contingencies
Stockholders' equity:
 Preferred stock $.001 par value, 10,000,000 shares authorized,
  none issued and outstanding............................................            --                          --
 Common stock $.001 par value, 75,000,000 shares authorized
  10,380,056 and 14,557,089 shares issued and outstanding, respectively..            10                          15
 Additional paid-in capital..............................................        56,342                      93,808
 Common stock warrants...................................................         1,488                         970
 Treasury stock..........................................................           (11)                        (11)
 Deferred compensation...................................................        (1,536)                     (2,347)
 Unrealized loss on investments..........................................          (116)                       (109)
 Deficit accumulated during development stage............................       (44,183)                    (50,605)
                                                                               --------                    --------
  Total stockholders' equity.............................................        11,994                      41,721
                                                                               --------                    --------
 Total liabilities and stockholders' equity..............................      $ 15,530                    $ 45,901
                                                                               ========                    ========

   The accompanying notes are an integral part of these financial statements.

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
            (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                  (UNAUDITED)




                                                                                                                PERIOD FROM
                                                                                                                 INCEPTION
                                                                                                              (JUNE 13, 1986)
                                                           NINE MONTHS ENDED           THREE MONTHS ENDED         THROUGH
                                                             SEPTEMBER 30,                 SEPTEMBER 30         SEPTEMBER 30,
                                                       1995               1996           1995         1996          1996
                                                      ------             --------      -------      -------     ------------

Revenues:
    Research and development
      grants and contracts...............           $    491              $ 1,811         $   200   $   803         $  3,240
    Interest income......................                289                1,065              76       595            3,005
                                                    --------              -------         -------   -------         --------
              Total revenues                             780                2,876             276     1,398            6,245
                                                    --------              -------         -------   -------         --------

Expenses:
    Research and development.............              5,452                7,814           1,910     2,969           36,599
    Purchase of in-process
      research and development...........              7,419                  191           7,419        --            8,574
    General and administrative...........              1,534                1,197             718       426           10,740
    Interest expense.....................                144                   96              46        25              937
                                                    --------              -------         -------   -------         --------
              Total expenses.............             14,549                9,298          10,093     3,420           56,850
                                                    --------              -------         -------   -------         --------
Net loss.................................           $(13,769)             $(6,422)        $(9,817)  $(2,022)        $(50,605)
                                                    ========              =======         =======   =======         ========

Loss per share...........................             $(2.50)              $(0.51)         $(1.61)   $(0.14)
                                                    ========              =======         =======   =======
Weighted average shares used in
    computing loss per share.............              5,515               12,539           6,082    14,542




   The accompanying notes are an integral part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                        PERIOD FROM
                                                                                                         INCEPTION
                                                                                                      (JUNE 13, 1986)
                                                                            NINE MONTHS ENDED              THROUGH
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                           1995            1996               1996
                                                                           -------       --------      -----------------
Cash flows from operating activities:
  Net loss.........................................................          $(13,769)     $ (6,422)           $(50,605)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities-
     Depreciation and amortization.................................               524           729               2,680
     Compensation expense related to stock and stock options.......               291           476               2,565
     Charge for purchase of in-process research and development....             7,419           191               8,574
     Changes in assets and liabilities-
      Decrease (increase) in accrued interest receivable,
       prepaid expenses and other assets...........................               188          (406)               (509)
      Increase (decrease) in accrued payroll,
       accounts payable and accrued expenses.......................               393          (307)              1,259
      Decrease (increase) in accounts receivable - affiliates......                47           170                (175)
      Increase (decrease) in deferred revenue......................               276          (578)                (55)
     Accrued interest payable converted to stock...................                --            --                  97
                                                                             --------      --------            --------
       Net cash used in operating activities.......................            (4,631)       (6,147)            (36,169)

Cash flows from investing activities:
  Net sales (purchases) of investments.............................             6,894       (32,931)            (31,430)
  Purchase of furniture, equipment and leasehold
   improvements....................................................               (92)         (217)             (3,730)
  Unrealized gain (loss) on investment.............................               143             8                (108)
  Acquisition costs, net of cash received of $947,000..............              (222)          (26)               (296)
  Loss in affiliate................................................               225            50                 500
  Investment in affiliate..........................................                --            --                (500)
                                                                             --------      --------            --------
        Net cash provided by (used in) investing activities........             6,948       (33,116)            (35,564)

Cash flows from financing activities:
  Proceeds from notes payable and capital leases...................                64         2,000               4,672
  Repayment of notes payable and principal payments under
    capital lease obligations......................................              (232)         (471)             (2,123)
  Purchase of treasury stock.......................................                --            --                 (11)
  Proceeds from issuance of stock..................................                14        35,492              74,734
                                                                             --------      --------            --------
        Net cash provided by (used in) financing activities........              (154)       37,021              77,272
                                                                             --------      --------            --------
Net increase (decrease) in cash and cash equivalents...............             2,163        (2,242)              5,539
Cash and cash equivalents at beginning of period...................             1,426         7,781                  --
                                                                             --------      --------            --------

Cash and cash equivalents at end of period.........................          $  3,589      $  5,539            $  5,539
                                                                             ========      ========            ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest.........................          $    144      $     96            $    828
Supplemental schedule of noncash financing activities:
     Conversion of notes payable and accrued interest to
      common stock.................................................          $     --      $    --             $  3,043

   The accompanying notes are an integral part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

          Aronex Pharmaceuticals, Inc. ("Aronex" or the "Company") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation ("Triplex") and Oncologix, Inc. ("Oncologix") effective September 11, 1995. Aronex is a development stage company which has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of significant revenues in the future. In addition, the Company expects to continue to incur losses for the foreseeable future and there can be no assurance that the Company will complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. The Company's ability to develop these operations may be impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform and product liability exposure. Additionally, the Company is reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and its exclusive license agreements with M.D. Anderson Cancer Center ("MD Anderson") and an affiliate of the Baylor College of Medicine ("Baylor"). Further, during the period required to develop these products, the Company will require additional funds which may not be available to it. The Company expects that its existing cash resources will be sufficient to fund its cash requirements through mid-1998. Accordingly, there can be no assurance of the Company's future success.

          The balance sheet at September 30, 1996 and the related statements of operations and cash flows for the nine month periods ending September 30, 1996 and 1995 and the period from inception (June 13, 1986) through September 30, 1996 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1995 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

          Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. All securities held to maturity consist of high-grade commercial securities and U.S. Government backed securities with a maturity date of less than one year and have a carrying value which approximates fair market value and cost. Available for sale securities are U.S. mortgage backed securities with various maturity dates over the next several years that have an amortized cost of $1,871,000, a fair market value of $1,762,000 and a gross unrealized loss of $109,000 at September 30, 1996. The Company currently has no trading securities.

                          ARONEX PHARMACEUTICALS, INC
                         (A DEVELOPMENT STAGE COMPANY)



3.        FEDERAL INCOME TAXES

          At December 31, 1995, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $57.1 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company's ability to utilize these NOLs and tax credits. Accordingly, the Company's ability to utilize its NOLs and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the mergers with Triplex and Oncologix a change in control as defined by federal income tax law occurred, causing the use of these carryforwards to be limited and possibly eliminated. Additionally, because U.S. tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. The Company has not made any income tax payments since inception.

4.        NOTE PAYABLE - AFFILIATE

          In September 1996, the Company received a $2.0 million advance on a $5.0 million equity milestone investment from Genzyme Corporation, the Company's corporate partner, for the development of the anti-cancer agent Atragen/TM/ (formerly Tretinoin L.F.). The advance is secured by a promissory note bearing interest at 9 percent per annum. If the related milestone is not met, the note plus accrued interest is payable on September 13, 1997.

5.        REVERSE STOCK SPLIT

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

6.        SETTLEMENT

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

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
          OVERVIEW

          Since its inception in 1986, Aronex Pharmaceuticals, Inc. ("Aronex" or the "Company") has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years as it expends its resources for product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained losses of approximately $50.6 million through September 30, 1996. The Company has financed its research and development activities and operations primarily through public and private offerings of securities. The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years. On September 11, 1995, Aronex acquired Oncologix, Inc. ("Oncologix") and Triplex Pharmaceutical Corporation ("Triplex") in a three-way merger (the "Mergers"), which were accounted for under the purchase method of accounting. The financial data prior to September 11, 1995 discussed below represent the operations and balance sheet data of Aronex, while the financial data from and after September 11, 1995 discussed below represent the combined operations and balance sheet data of the merged companies.

          THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

          Revenues from research and development grants and contracts were $803,000 and $200,000 for the three months ended September 30, 1996 and 1995, respectively, an increase of $603,000. Research and development grants and contracts were $1,811,000 and $491,000 for the nine months ended September 30, 1996 and 1995, respectively, an increase of $1,320,000. These increases were due to the increase in development revenue from RGene Therapeutics, Inc. ("RGene"), an affiliate of the Company, to $269,000 for the nine months ended September 30, 1996 from $191,000 for the corresponding period in 1995; recognition of $378,000 in revenues during the third quarter of 1996 relating to pharmaceutical development work performed in connection with the Company's collaborative agreement with Genzyme Corporation ("Genzyme") directed at developing and commercializing Atragen/TM/ (formerly TretinoinLF); revenues of $900,000 from Hoechst Marion Roussel Inc. ("Hoechst") for the nine months ended September 30, 1996; and $73,000 from Small Business Innovative Research ("SBIR") grants for the nine months ended September 30, 1996. The Company received no revenue from Hoechst or SBIR grants in the first nine months of 1995 because these grants and contracts were obtained as a result of the Mergers. Additionally, the Company did not recognize any revenue relating to the Genzyme contract in the first nine months of 1995 as the amounts were being deferred in accordance with the Company's collaborative agreement.

          Interest income was $595,000 and $76,000 for the three months ended September 30, 1996 and 1995, respectively, an increase of $519,000. Interest income was $1,065,000 and $289,000 for the nine months ended September 30, 1996 and 1995, respectively, an increase of $776,000. These increases were primarily due to an increase of funds available for investment in 1996 resulting from cash received from the exercise of warrants and the completion of a stock offering in May 1996.

          Research and development expenses were $2,969,000 and $1,910,000 for the three months ended September 30, 1996 and 1995, respectively, an increase of $1,059,000. Research and development expenses were $7,814,000 and $5,452,000 for the nine months ended September 30, 1996 and 1995, respectively, an increase of $2,362,000. These increases were primarily due to the addition of Triplex's research department following the Mergers and increased clinical investigation costs relating to the Company's Nyotran/TM/ and Zintevir/TM/ products.

          Purchase of in-process research and development represents charges incurred in connection with the Mergers in September 1995. The Company incurred a non-cash charge of $7,419,000 in September 1995 and additional charges of $191,000 in 1996 including the non-cash settlement of a lawsuit that had been filed by certain common stockholders of Oncologix.

          General and administrative expenses were $426,000 and $718,000 for the three months ended September 30, 1996 and 1995, respectively, a decrease of $292,000. General and administrative expenses were $1,197,000 and $1,534,000 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of $337,000. These decreases were primarily a result of $250,000 in non-recurring operating expenses incurred on behalf of Oncologix paid by the Company pursuant to the terms of the Oncologix merger agreement in 1995 and a decrease in salary and personnel costs from 1995 due to severance pay for the Company's former president in the prior year.

          Interest expense was $25,000 and $46,000 for the three months ended September 30, 1996 and 1995, respectively, a decrease of $21,000. Interest expense was $96,000 and $144,000 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of $48,000. These decreases in interest expense resulted primarily from a decrease in the amount of laboratory equipment obtained through leases and promissory notes payable.

          Net loss was $2,022,000 and $9,817,000 for the three months ended September 30, 1996 and 1995, respectively, a decrease of $7,795,000. Net loss for the nine months ended September 30, 1996 and 1995, respectively, was $6,422,000 and $13,769,000, a decrease of $7,347,000. These decreases were due mainly to the $7,419,000 charge in the third quarter of 1995 for the purchase of in-process research and development resulting from the mergers with Triplex and Oncologix.

LIQUIDITY AND CAPITAL RESOURCES

          Since its inception, the Company's primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. The Company has raised an aggregate of approximately $74.7 million from the sale of equity securities from its inception through September 30, 1996. In July 1992, the Company raised net proceeds of approximately $10.7 million in the initial public offering of its Common Stock. In September 1993, the Company entered into a collaborative agreement with Genzyme relating to the development and commercialization of Atragen/TM/, in connection with which the Company received net proceeds of approximately $4.5 million from the sale of Common Stock to Genzyme. In November 1993, the Company raised net proceeds of approximately $11.5 million in a public offering of Common Stock. From October 1995 through September 30, 1996, the Company received aggregate net proceeds of approximately $5.3 million from the exercise of certain warrants issued in the Mergers. In September 1995, the Company's cash and securities held to maturity increased by approximately $6.7 million as a result of its merger with Triplex. In May 1996, the Company received net proceeds of approximately $32.1 million in a public offering of Common Stock.

          Since its inception, the Company has recognized an aggregate of approximately $3.2 million from research and development revenue grants and contracts. A substantial portion of this revenue over the past two years resulted from the collaborative agreements with RGene and Hoechst. As a result of RGene's merger with Targeted Genetics Corporation in June 1996, Aronex expects that the collaborative development work being performed for RGene will decrease substantially over the next few months. The agreement with Hoechst terminates at the end of 1996 unless the parties agree to renew it. No assurance can be given that the agreement will be renewed. Hoechst recently completed a merger with Marion Merrell Dow Pharmaceuticals, Inc. and has indicated that it is re-evaluating its collaborative arrangements.

          The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Cash of $6.1 million and $4.6 million was used in operating activities during the first nine months of 1996 and 1995, respectively. The Company had cash, cash-equivalents and investments of $42.7 million as of September 30, 1996, consisting primarily of cash in banks and money market accounts, commercial securities and U.S. government securities.

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

FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business -- Manufacturing," "-- Sales and Marketing," "-- Patents, Proprietary Rights and Licenses," "-- Government Regulation," "-- Competition" and "-- Additional Business Risks" included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995, as amended, and "-- Liquidity and Capital Resources" included elsewhere in this report.

PART II.         OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits
      --------

      10.1 Amendment No. 2 to License and Development Agreement between Aronex Pharmaceuticals, Inc. and Genzyme Corporation.

      10.2 Amendment No. 2 to Stock Purchase Agreement between Aronex Pharmaceuticals, Inc. and Genzyme Corporation.

      10.3  Promissory note payable to Genzyme Corporation dated
            September 13, 1996.

      11.1  Statement regarding computation of per share earnings.

      27.1  Financial Data Schedule.

 (b)  Reports on Form 8-K
      -------------------

      None

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ARONEX PHARMACEUTICALS, INC.



Dated:  October 24, 1996           By:/S/JAMES M. CHUBB
                                      --------------------
                                   James M. Chubb, Ph.D.
                                   President and Chief Executive Officer



Dated:   October 24, 1996          By:/S/TERANCE A. MURNANE
                                      ------------------------
                                   Terance A. Murnane
                                   Controller