Form 10-K
period 1996-12-31
ARONEX PHARMACEUTICALS INC
filed 1997-03-31
CIK 854691

==============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                      ----------------------------------
                                   FORM 10-K
                                 (Mark One)
             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

                          COMMISSION FILE NO. 0-20111

                          ARONEX PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                   76-0196535
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                     IDENTIFICATION NO.)


ARONEX PHARMACEUTICALS, INC.
3400 RESEARCH FOREST DRIVE
THE WOODLANDS, TEXAS                                      77381-4223
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                (281) 367-1666
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $.001 per share
                                (Title of Class)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1997 was $89,140,643, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $7.50 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of
the common stock are assumed to be affiliates.   As of March 20, 1997,
14,643,631 shares of common stock were outstanding.

    Certain sections of the registrant's definitive proxy statement relating to the registrant's 1997 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1996, are incorporated by reference into Part III of this Form 10-K.

==============================================================================

    When used in this document, the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business -Manufacturing," "- Sales and Marketing," "-Patents, Proprietary Rights and Licenses," "- Government Regulation," "-Competition" and "- Additional Business Risks" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

    Aronex Pharmaceuticals, Inc. ("Aronex" or the "Company") is a leading biopharmaceutical company engaged in the identification and development of proprietary innovative medicines to treat cancer and life-threatening infectious diseases. The Company's strategy is to identify and develop medicines based upon either refinements of proven therapies or novel mechanisms of action against specific disease targets. The Company has a portfolio of clinical and preclinical products that it believes provides a balanced development and commercialization risk profile. The Company believes its focus on medicines for cancer and life-threatening infectious diseases for which current therapy is inadequate will provide synergies in research, development and product marketing, and will facilitate expedited commercialization of its products.

    Aronex currently has four products in various stages of ongoing clinical development and a number of products in preclinical development. In addition, the Company has proprietary technologies in drug identification and drug formulation that should continue to provide a significant research and development pipeline. The Company's four products in clinical development are
(i) Nyotran\TM\ for the treatment of systemic fungal infections, (ii) Atragen\TM\ for the treatment of acute promyelocytic leukemia, (iii) Annamycin for the treatment of breast cancer and (iv) Zintevir\TM\ for the treatment of human immunodeficiency virus ("HIV") infection.

    The Company has strategic alliances and collaboration arrangements with leading corporations and academic institutions, including alliances with Boehringer Mannheim GmbH ("Boehringer Mannheim") and Genzyme Corporation ("Genzyme") and a collaboration with The University of Texas M.D. Anderson Cancer Center ("MD Anderson").

    Aronex was incorporated in 1986 as Argus Pharmaceuticals, Inc. ("Argus"), and acquired Oncologix, Inc. ("Oncologix") and Triplex Pharmaceutical Corporation ("Triplex") through a three-way merger (the "Mergers") in September 1995, at which time Argus changed its name to Aronex Pharmaceuticals, Inc. The merger of these three complementary companies established an integrated company with the following characteristics: (i) a clear therapeutic focus in cancer and life-threatening infectious diseases; (ii) a well-defined and diverse portfolio of products at various stages of clinical and preclinical development; (iii) a broad-based platform of synergistic technologies and scientific expertise; (iv) a diverse group of corporate partners and academic affiliations; and (v) an experienced team of scientific and biopharmaceutical personnel who possess the ability to identify and develop novel products, design and implement complex clinical trials, manage regulatory issues, develop manufacturing processes and implement the commercialization of products. Unless the context otherwise requires, references in this report to "Aronex" and the "Company" refer to Aronex and its subsidiaries.

    The Company's corporate headquarters is located at 3400 Research Forest Drive, The Woodlands, Texas 77381-4223, and its telephone number is
(281) 367-1666.

BUSINESS STRATEGY

    The Company has implemented a comprehensive strategy to become a profitable biopharmaceutical company involved in the identification, development and commercialization of novel medicines for treating cancer and life-threatening infectious diseases. The Company's strategy encompasses four key elements.

    Therapeutic Focus. The Company has adopted a clear therapeutic focus aimed at identifying and developing novel medicines to satisfy clearly defined, unsatisfied needs in the treatment of cancer and life-threatening infectious diseases. The Company believes that this focus provides synergies in the research and clinical development of its products as a result of common patient populations, and will provide synergies in the marketing and commercialization of its products as a result of the common hospital-based sales and distribution channels and concentrated customer base associated with such products. In addition, the Company believes its focus on medicines for cancer and life-threatening infectious diseases for which current therapy is inadequate may facilitate expedited commercialization of its products.

    Balanced Product Portfolio. The Company has a portfolio of clinical and preclinical products that it believes provides a balanced development and commercialization risk profile. Several of the Company's products are refinements of proven therapies, belonging to classes of drugs that are already on the market. The Company believes that this should contribute to a reduction in the development risks associated with such products. A number of the Company's other products are new compounds with novel mechanisms of action against specific disease targets. While these products are associated with a greater degree of development risk, the Company believes that such products may have a substantial impact against the diseases they are intended to treat. The Company believes that this balanced development and commercialization risk profile limits its dependence on a single product or technology.

    Leverage of Research and Technological Resources. The Company's identification effort relies on internal research programs as well as programs undertaken in collaboration with academic centers and corporate partners. Such interactions allow the Company to leverage its research resources, provide a preview of potential opportunities and permit exploration of a broader range of potential products and technologies.

    Collaborative Development and Marketing. The Company's development strategy involves entering into selected development and licensing agreements with corporate partners to provide working capital to the Company as well as assist in the efficient development and marketing of certain of its products. The Company's alliances with Genzyme and Boehringer exemplify this strategy. The Company's commercialization strategy involves the pursuit of license agreements for its products outside North America and the retention of marketing rights in North America, although the Company may also pursue co-promotion arrangements for certain of its products in North America.

CLINICAL AND SCIENTIFIC BACKGROUND

    Aronex's research and development programs are aimed at the identification and development of innovative medicines to treat cancer and life-threatening infectious diseases for which current therapy is inadequate. The effectiveness of the current generation of anti-cancer and anti-infective drugs is limited because of two significant factors. First, cancer cells and microbes (i.e., fungi, viruses and bacteria) frequently become resistant to the killing power of these drugs. This resistance results in the ultimate progression of many cancers and some infections, such as HIV. Second, these drugs, particularly cancer drugs, are generally highly toxic because their lack of selectivity results in significant side effects on normal cells. The Company is targeting the development of anti-cancer and anti-viral drugs that are selective in their actions, with specific mechanisms of action and more favorable safety profiles.

    Infectious Diseases

    The immune system, the major line of defense against infection, may be weakened by diseases, such as HIV and diabetes, or by drugs or agents used for the treatment of other medical conditions, such as chemotherapy in cancer patients or immunosuppressive (anti-rejection) therapy in patients receiving
organ transplants.   A weak immune system predisposes patients to opportunistic life-threatening infections caused by otherwise harmless microbes. These microbes may be fungi such as Aspergillus and Candida, viruses such as cytomegalovirus and the Herpes I virus, and bacteria such as Mycobacterium tuberculosis. Some of these "opportunist" microbes can be or become resistant to existing therapies. Drugs with new mechanisms of action and/or improved safety profiles are needed to treat fungal and viral diseases and to overcome the toxicity limitations associated with certain existing drugs.

    Cancer

    The American Cancer Society estimates that more than 1.4 million new cases of cancer will be diagnosed and more than 500,000 people will die of cancer in 1997 in the United States. Major classes of cancer include solid tumors, the most common of which are breast cancer (approximately 182,000 new cases in the United States annually) and cancers of the lung (approximately 178,000 new cases in the United States annually), and cancers of the blood, the most common of which are lymphoma (approximately 61,000 new cases in the United States annually) and leukemia (approximately 28,000 new cases in the United States annually). Chemotherapy, surgery and radiation are the major components in the treatment of cancer. Chemotherapy is usually the primary treatment for cancers, such as hematologic malignancies, which cannot be excised by surgery. In addition, chemotherapy is increasingly being used as an adjunct to radiation and surgery to improve efficacy and address metastases (the spread of cancer), and as primary therapy for some solid tumors. The standard strategy for chemotherapy is to destroy the malignant cells by exposing them to as much drug as the patient can tolerate. Clinicians attempt to design a combination of drugs, dosing schedule and method of administration that increases the probability that malignant cells will be destroyed, while minimizing the harm to healthy cells.

    Most current anti-cancer drugs have significant limitations. Certain cancers, such as colon, lung, kidney and pancreatic cancers, are inherently unresponsive to chemotherapeutic agents. Certain other cancers may initially respond to a chemotherapeutic agent, but cease to respond as the cancer cells acquire resistance to the drug during the course of therapy. As such cancer cells develop resistance to a specific chemotherapeutic agent, they often simultaneously become resistant to a wide variety of structurally unrelated agents through a phenomenon known as "multi-drug resistance." Finally, current anti-cancer drugs are generally highly toxic, with effects including bone marrow suppression and irreversible cardiotoxicity, which can prevent their administration in therapeutic doses.

    Aronex's Approach to the Treatment of Cancer and Infectious Diseases

    The Company has a focused research effort aimed at identifying highly-specific, novel medicines for the treatment of cancer and life-threatening infectious diseases. The Company's research and development strategy is to augment its pipeline by partnering with academic centers such as MD Anderson, Columbia University and the National Institutes of Health ("NIH"), as well as with private research foundations. These relationships are intended to permit the Company to identify opportunities which have already been validated in preclinical and, in some instances, clinical studies before the Company allocates resources for further evaluation and development. This strategy is further intended to allow the Company to bypass the lengthy and uncertain drug discovery and screening process and to proceed quickly to product development and clinical evaluation. The Company believes that utilizing this strategy will allow it to maintain a full pipeline of innovative products for the treatment of cancer and life-threatening infectious diseases. See "-- Collaborative Agreements."

PRODUCTS IN CLINICAL AND PRECLINICAL DEVELOPMENT

    The following table lists the Company's clinical and preclinical products, along with their initial indications and clinical status:

       PRODUCT                      INDICATIONS                CLINICAL STATUS/(1)/
---------------------  --------------------------------------  --------------------

INFECTIOUS DISEASES

Nyotran/TM/..........  Aspergillus                             Phase II
                       Candidemia                              Phase II/III
                       Comparative Presumed Fungal Infections  Phase III

Zintevir/TM/.........  HIV Infection                           Phase I



CANCER

Atragen/TM/..........  Acute Promyelocytic Leukemia            Phase II

                       Kaposi's Sarcoma                        Phase II/III/(2)/

Annamycin............  Breast Cancer                           Phase I/II

AR102................  Lung Cancer                             Phase II/(3)/

AR209................  Breast Cancer                           Preclinical

AR726................  Lung Cancer                             Preclinical

______________________________

     /(1)/ "Phase I" indicates that the first phase of human clinical studies is being conducted with a small number of subjects in order to gain evidence of safety, establish the maximum dose of the drug which may be safely administered to patients and to characterize the pharmacokinetics profile of a drug. "Phase I/II" indicates that a product is being tested in humans primarily for safety and drug distribution, while preliminary measures of efficacy are also observed. "Phase II" indicates that a product is being tested in humans for safety and preliminary evidence of efficacy. "Phase II/III" indicates that a product is being tested in humans for evidence of efficacy. "Phase III" indicates that a product is being tested in multi-center studies generally designed to provide evidence of efficacy and further safety of the product in a large number of patients.

           "Preclinical" indicates that Aronex has designed a compound that exhibits in vitro activity and is conducting efficacy, toxicology and drug distribution testing of the compound in vitro and in animal models.

     /(2)/ Phase II clinical trials have been completed by Genzyme. Aronex believes that the results of such studies indicate that Phase III clinical trials could be instituted for Atragen/TM/. See "-- Cancer--Atragen/TM/ for Acute Promyelocytic Leukemia (Phase II)."

     /(3)/ Phase II clinical trials have been completed by Boehringer Ingelheim
           International GmbH ("Boehringer Ingelheim") and the Veterans' Administration. Aronex believes that the results of such studies indicate that Phase III clinical trials could be instituted for AR102. See "--Cancer -- AR102 for Non-Small Cell Lung Cancer."

        There can be no assurance that the results of any of the Company's clinical trials will be favorable or that its products will obtain regulatory approval for commercialization. See "-- Additional Business Risks -- Uncertainties Related to Clinical Trial Results."

     INFECTIOUS DISEASES

  Aronex's infectious disease program centers on the development of new agents for the treatment of life-threatening infections, including those that occur in patients with weakened immune systems. The clinical program presently focuses on the development of Nyotran\TM\ for life-threatening systemic fungal infections and Zintevir\TM\ for the treatment of HIV infection.

          Nyotran/TM/ for Aspergillus (Phase II) ,Candidemia (Phase II/III) and Presumed Fungal Infections (Phase III)

          Systemic fungal infections are generally serious and may result in death. Most systemic fungal infections are caused by Candida (yeasts) and Aspergillus (molds) species. These infections occur most often in, and are a major threat to, patients with impaired immune defense mechanisms as a result of an underlying disease, such as HIV or diabetes, or the effects of treatments for other medical conditions, such as chemotherapy in cancer patients or immunosuppressive (anti-rejection) therapy in patients receiving organ transplants. The population of patients who become candidates for anti-fungal treatment is increasing because of a number of factors, including the spread of HIV, more aggressive use of chemotherapy in cancer patients, increases in organ and bone marrow transplants and increased use of in-dwelling catheters for prolonged periods.

          Available agents for the treatment of systemic fungal infections include fluconazole, amphotericin B and liposomal formulations of amphotericin B; however, the Company believes that these drugs have some limitations. Fluconazole is relatively safe and is effective in inhibiting fungal growth, but is generally not effective in treating fungal infections in patients who are seriously ill and immunocompromised. In addition, resistance to fluconazole can develop. Amphotericin B is very active against both Candida and Aspergillus but is highly toxic. Several companies have developed liposomal versions of amphotericin B that are designed to reduce the potential toxicity of amphotericin B.

          Nyotran/TM/ is a lipid-based, intravenous formulation of nystatin, an established, widely-used topical antifungal agent. Although nystatin has proven to be a potent antifungal against a broad spectrum of fungi including Candida, Cryptococcus, Histoplasma, Blastomyces and Aspergillus, its toxicity has previously precluded its systemic administration as a therapy for such fungal infections. Aronex has formulated Nyotran\TM\ to reduce the toxicity of "free" nystatin and increase the amount of nystatin that reaches the site of infection. The Company believes Nyotran\TM\ offers potential advantages over current systemic antifungal therapies. The Company's in vitro studies indicate that it is more active against a range of Aspergillus species than amphotericin B. While final clinical efficacy trials have not been completed, the Company believes that its Phase I and Phase II/III clinical trials suggest that Nyotran\TM\ can be administered at doses that are believed to be effective in treating Aspergillus and Candida infections. Further, the administration of Nyotran\TM\ has been generally well tolerated in over 100 patients to date.

          The strategy for the development of Nyotran/TM/ has involved a streamlined approach. The Company has conducted three Phase I clinical studies which demonstrated a favorable safety profile. The Company is conducting a Phase II/III open label study in patients with candidemia evaluating Nyotran/TM/ at multiple doses. Initial results from this study indicate that a dose of one-third the tolerated dose established in Phase I may be efficacious. Based upon data from this study, the Company initiated a Phase III comparative multicenter trial of Nyotran/TM/ against amphotericin B in patients with presumed fungal infections. Although patient enrollment has been slower than expected, the Company expects to complete the U.S. Phase III trial in 1998. If such trials are successful, the Company plans to file a New Drug Application (an "NDA") for the use of Nyotran/TM/ in treating presumed fungal infections and identified systemic fungal infections caused by Candida and Aspergillus. The Company has initiated a number of meetings with the Food and Drug Administration ("FDA") to present and discuss its clinical development program for Nyotran/TM/. The outcome of these discussions could have an impact on the timing of the Company's planned NDA filing. See "-- Government Regulation" and "-- Additional Business Risks --Uncertainties Related to Clinical Trial Results."

          The active ingredient of Nyotran/TM/, nystatin, is available from several large chemical companies. The Company has contracted for the manufacture of its clinical requirements of Nyotran/TM/ by Ben Venue Laboratories, which provides Good Manufacturing Practices ("GMP") facilities capable of satisfying the quantities required for clinical trials and anticipated quantities for initial commercial sales.

          The Company believes that, if approved by the FDA, Nyotran/TM/ will be prescribed primarily in large community hospitals and regional medical centers. As a result, the Company believes that Nyotran/TM/ could be marketed successfully with a small, focused sales force, although the Company may choose to establish marketing arrangements with corporate partners with broad marketing capabilities.

          The Company estimates that over 100,000 patients in the United States develop systemic fungal infections annually. The current wholesale drug cost for an average ten-day course of treatment for systemic fungal infection with a recently-introduced drug is estimated to be approximately $3,000. Further, the incidence of systemic fungal infections continues to increase because of the aging population, the more aggressive use of chemotherapy, advances in medical therapies and the development of resistant fungal strains.

          Current treatment for systemic fungal infection is largely limited to amphotericin B, several liposomal formulations of amphotericin B and fluconazole. Amphotericin B has been a common choice for the treatment of systemic fungal infections. The clinical usefulness of amphotericin B is limited, however, because serious toxicity can occur at doses that are only marginally effective. Liposomal formulations of amphotericin B have been developed by several companies, including The Liposome Company, Inc., NeXstar Pharmaceuticals, Inc. and SEQUUS Pharmaceuticals, Inc. Some of these companies' products have regulatory approval in the United States and other countries. Each of these liposomal formulations shows a reduction in toxicity as compared to amphotericin B. Pfizer Inc.'s fluconazole, the world's largest selling antifungal product, is an oral formulation used for a wide range of less serious anti-fungal indications. The Company is aware of another antifungal agent currently in Phase II clinical trials.

          MD Anderson has granted Aronex the worldwide exclusive license to an issued patent directed to the use of nystatin in the treatment of systemic fungal infections. The Company believes this patent covers the field of delivery of nystatin in a liposomal product for the treatment of fungal infections. A process which is of primary pharmaceutical utility for making Nyotran\TM\ is protected by another issued patent. Continuation of the parent application of this process patent is currently being prosecuted with the anticipation of extending coverage in this area. See "-- Patents, Proprietary Rights and Licenses."

  Zintevir/TM/ for HIV Infection (Phase I)

          Zintevir/TM/ is a product under development by Aronex for the treatment of HIV infection. The drugs currently approved in the United States for treatment of HIV infection consist of reverse transcriptase inhibitors (AZT, ddI, ddC, d4T and 3TC) and protease inhibitors (saquinavir, ritinovir and indinavir). By contrast, the Company believes the primary mechanism of action of Zintevir/TM/ is inhibition of HIV-1 integrase, a key enzyme in catalyzing the integration of HIV within human cells, promoting virus replication. The Company believes that Zintevir/TM/ is the most potent integrase inhibitor that has been described to date and is the first HIV integrase inhibitor that has entered a human clinical trial. Pre-clinical Zintevir/TM/ data has been published in eight articles in leading scientific journals.

          A Phase I single dose study of Zintevir/TM/ was initiated at San Francisco General Hospital in October 1995. The primary objectives of this ongoing Phase I study are to determine the safety and pharmacokinetics profile of escalating single doses of Zintevir/TM/ in patients with HIV infection. To date, single doses as high as 6 mg/kg have been given. A Phase I multiple dose study was initiated at Harris Laboratories, Inc., a clinical research organization, in May 1996. The primary objectives of the multiple dose study were to determine the safety and pharmacokinetics profile of multiple intravenous doses of Zintevir/TM/ and to evaluate the anti-HIV activity in HIV infected patients. Multiple doses as high as 3 mg/kg were administered every other day for a total of seven doses. Multiple doses at higher dose levels will be given in a Phase I/II clinical trial starting in the first half of 1997. See "-- Additional Business Risks -- Uncertainties Related to Clinical Trial Results."

           Despite the effectiveness of currently available HIV drugs in reducing the levels of HIV, progression of the disease continues to occur in treated patients, with decreases in CD4+ T lymphocytes levels, the onset of opportunistic infections, and ultimate progression to death. Hypotheses for the ultimate failure of these drugs include: (i) the drugs become overwhelmed by the amount of HIV present; (ii) the virus develops resistance to the drugs; and (iii) the inhibition of one or two molecular targets (e.g., reverse transcriptase and/or protease) is insufficient to control the virus. Although treatment with a combination of reverse transcriptase and protease inhibitors has been shown to reduce the level of HIV ribonucleic acid ("RNA") in the blood to undetectable levels in some patients, HIV deoxyribonucleic acid ("DNA") continues to persist in the tissues of these patients. In addition, 25 percent of patients who have received combination therapy with reverse transcriptase and protease inhibitors do not respond to the treatment, either because of the patient's inability to take the combination therapy due to side effects or the failure of the combination therapy to produce an antiviral effect.

           Certain of the currently-approved drugs for treating HIV cause severe toxicity in some patients. AZT may cause anemia as a result of bone marrow toxicity, and ddI, ddC, and d4T may cause painful neuropathy. Although these toxicities are sometimes reversible, they are considered serious and dose-limiting, and may prevent prolonged use. 3TC and saquinavir have been reported to have few serious side effects. Some of the new protease inhibitors are known to cause kidney stones. There is a continuing need for improved drugs for the treatment of HIV infection, particularly for drugs that have novel mechanisms of action and activity against AZT-resistant HIV strains.

          The Company believes that approximately one million people in the United States and over 15 million people worldwide are infected with HIV. In the United States alone, over 500,000 AIDS cases had been reported by June 1996. The Company believes that substantial market potential exists for HIV agents with novel mechanisms of action, for use in combination with existing therapies.

          The use and composition of a group of compounds including Zintevir/TM/ are the subject of one issued patent and two patent applications. These applications are either assigned wholly to Aronex, or jointly to Aronex and Baylor College of Medicine ("Baylor"), in which latter case Aronex has exclusively licensed Baylor's rights. The issued patent covers the inhibition of HIV production in cultured cells by a group of compounds including Zintevir/TM/. See "-- Patents, Proprietary Rights and Licenses."

     CANCER

          Aronex's programs in cancer focus on developing medicines based upon either refinements of proven therapies or novel mechanisms of action against specific disease targets. The clinical program currently focuses on development of Atragen/TM/ for acute promyelocytic leukemia and Annamycin for breast cancer.

          Atragen/TM/ for Acute Promyelocytic Leukemia (Phase II) and Kaposi's Sarcoma (Phase II completed)

          Atragen/TM/, the Company's most advanced anti-cancer agent, is presently in clinical trials for the treatment of acute promyelocytic leukemia ("APL"). This indication represents a therapeutic area where new therapies are needed. Established chemotherapeutic agents have been effective in treating some cases of APL, but have been associated with serious side effects and frequent relapse. The oral retinoid formulation all-trans retinoic acid ("ATRA") has been recently approved by the FDA as a treatment for APL. ATRA and other retinoids (a family of molecules comprising both natural and synthetic derivatives of retinol, otherwise known as vitamin A) inhibit the growth of cancer cells rather than kill them, in contrast to most conventional chemotherapeutic agents. However, the Company believes the effectiveness of the oral formulation of ATRA may be reduced by the rate at which it is metabolized, which lowers the amount of drug that reaches the cancer target. In addition, the oral formulation of ATRA can cause an adverse effect called ATRA syndrome (fever and pulmonary distress), as well as other effects such as hypertriglyceridemia (elevated levels of triglycerides in the blood).

          Atragen/TM/ is a lipid-based, intravenous formulation of all-trans retinoic acid which has been studied in patients with APL and Kaposi's sarcoma. The Company's lipid formulation has been developed to change certain aspects of the drug's behavior in the body to overcome the known deficiencies of oral retinoids, such as the oral formulation of ATRA. Atragen/TM/ has a different pharmacokinetics and distribution profile, so that there may be a decrease in the proportion of the drug metabolized and an increase in the proportion that reaches the cancer target. This may provide more effective delivery of the drug to the bone marrow, liver and spleen, where most leukemic cells are found, and a better safety profile.

          Aronex completed a Phase I clinical trial of Atragen/TM/ in 1995 in patients with cancers of the blood. Phase I data presented in the Journal of Blood during 1996 indicated that Atragen/TM/ may sustain levels in the blood after prolonged dosing, is well tolerated, and shows evidence of activity against certain leukemias and lymphomas. Atragen/TM/ is currently in a Phase II clinical evaluation for its potential to induce remission and prevent relapse of APL in patients that have experienced a recurrence of the cancer. Results from this trial are expected to be released by the end of 1997. The Company believes that approximately 2,000 new cases of APL are diagnosed worldwide each year.

          Atragen/TM/ has also been assessed in Phase II/III clinical trials in collaboration with Genzyme for the treatment of Kaposi's sarcoma. Kaposi's sarcoma is a skin cancer that has been estimated to occur in approximately 15% of AIDS cases. Several products are available to treat late-stage Kaposi's sarcoma; however, the Company believes that there is no approved drug therapy for early-stage Kaposi's sarcoma. Results from these trials are expected to be released in the second quarter of 1997. Preliminary data from this trial indicated that Atragen\TM\ was generally well tolerated, with headache and dry skin being the primary reported adverse events. The Company believes that the results of the Phase II study indicate that Phase III clinical trials could be instituted for Atragen\TM\ in a Kaposi's sarcoma indication at a later date.

          If the results of its current APL clinical trial are successful, the Company's strategy is to proceed with an initial NDA for APL, and subsequently to seek approval for Kaposi's sarcoma and other indications to broaden the labeling claim. Atragen\TM\ has been designated an orphan drug for APL by the FDA. The Company has selected APL as the initial indication for Atragen\TM\; however, as with many cancer treatments, a wider range of potential indications may be possible if efficacy is demonstrated in the initial indication. See "-- Government Regulation" and "-- Additional Business Risks -- Uncertainties Related to Clinical Trial Results."

          In 1993, Aronex entered into a collaborative agreement with Genzyme to develop and commercialize Atragen/TM/ for the treatment of cancer. See "-- Collaborative Agreements -- Collaborative Agreement with Genzyme."

          The composition and method of use of Atragen\TM\ is the subject of a patent application, jointly assigned to Aronex and MD Anderson, as to which the rights of MD Anderson are exclusively licensed to the Company. See "-- Patents, Proprietary Rights and Licenses."

          Annamycin for Breast Cancer (Phase I/II)

          Annamycin is a new chemical entity belonging to the class of widely prescribed anti-cancer agents known as anthracyclines. This class of drug, which includes doxorubicin, daunorubicin and idarubicin, has been shown to be effective, either alone or in combination, against proliferating cancer cells. Anthracyclines currently on the market, however, suffer from two primary limitations. Cancer cells often develop a resistance to doxorubicin and related anthracyclines, rendering the treatment ineffective. This resistance, once developed by cancer cells, generally extends to include resistance to a variety of other chemotherapeutic agents, a phenomenon commonly referred to as multi-drug resistance. The best understood mechanism behind multi-drug resistance involves an increase in the production of P-glycoprotein, a trans-cell membrane pump. This pump transports drugs, including most types of anti-cancer drugs, out of tumor cells. Currently available anthracyclines also frequently result in severe toxic effects, including irreversible cardiotoxicity.

          Annamycin was designed to overcome these two major limitations. In contrast to conventional chemotherapeutic agents, Annamycin is structured so that it avoids the mechanism of operation of the trans-cell membrane pump believed to be responsible for multi-drug resistance. The Company's preclinical studies have shown that Annamycin may be active against multi-drug resistant tumor cells. The Company's preclinical studies of Annamycin in animals bearing human tumors also indicate that Annamycin, which is a liposomal formulation of a novel doxorubicin analogue, may be less cardiotoxic than doxorubicin.

          A Phase I/II dose-escalating clinical trial is being conducted in cancer patients who have failed prior chemotherapy. The objectives of the trial are to determine the maximum tolerated dose, to assess the quantitative and qualitative toxicity of Annamycin and to study its pharmacokinetics. Preliminary results suggest that doses of Annamycin up to approximately 200 mg/m/2/ are well tolerated by patients. The side effect profile at this and higher doses appears to be much less problematic than for very much lower doses of doxorubicin. Beginning in the second quarter of 1997, the Company in collaboration with MD Anderson intends to begin a Phase II study in patients with metastatic breast cancer resistant to doxorubicin. See "-- Additional Business Risks -- Uncertainties Related to Clinical Trial Results."

          The Company believes that there would be a substantial market for an agent which is active against multi-drug resistance and exhibits an improved safety profile over doxorubicin. In the United States, there are approximately 182,000 new cases of breast cancer annually. In addition, Annamycin has the potential to be used in treating other solid tumors as well as leukemias and lymphomas.

          While there are a range of chemotherapeutic agents used alone and in combination to treat breast cancer and other solid tumors, including doxorubicin, daunorubicin, liposomal formulations of doxorubicin and daunorubicin, taxol, platinum and cyclophosphamide, the Company does not believe that there are any medicines available that are active against multi-drug resistant tumors. Aronex is aware of two agents currently in Phase II clinical trials, a cyclosporin analogue and a glutathione transferase inhibitor that are designed to modulate multi-drug resistance. These agents would potentially be used in combination with chemotherapeutic agents.

          The Company's liposomal formulation of Annamycin is covered by an issued patent, licensed exclusively to the Company by MD Anderson, that claims the composition of the liposomal formulation of Annamycin and the method used in treating cancer. In addition, a patent application has been filed with respect to an improved process for preparing the Company's liposomal formulation of Annamycin. Annamycin itself and certain related compounds are covered by six patents that have been non-exclusively sublicensed to Aronex by MD Anderson, which licensed them from Ohio State University. See "-- Patents, Proprietary Rights and Licenses."

          AR102 for Non-Small Cell Lung Cancer (Phase II Completed)

          Lung cancer is a leading cause of cancer deaths in the United States. Approximately 178,000 new cases of lung cancer are diagnosed every year, of which 75 percent are non-small cell lung cancer. There is no effective, long-term therapy for non-small cell lung cancer, and only about 13 percent of patients survive more than five years after the initial diagnosis of the disease.

          AR102 is an orally-active novel methylxanthine analogue for use in connection with surgery and/or chemotherapy to increase survival in patients with non-small cell lung cancer. The Company believes that AR102 acts as a cytostatic agent, slowing tumor cell growth rather than killing such cells. Two Phase II clinical trials conducted by Boehringer Ingelheim and the Veterans' Administration have been completed. The Company believes that the results suggest that AR102 will enhance survival. The Company plans to progress AR102 into Phase III clinical trials in collaboration with a corporate partner; however, no such collaboration has been entered into.

          Radiation and chemotherapy can have some effect in patients with non-disseminated, non-small cell lung cancer. Chemotherapeutic agents that are active against non-small cell lung cancer include cisplatin, ifosfamide, mitomycin C and possibly vindesine and vinblastine. While chemotherapy programs produce modest but real improvements in survival, no regimen is completely effective and none has led conclusively to a cure.

          Aronex obtained a worldwide exclusive license for AR102 from Boehringer Ingelheim, subject to an option retained by Boehringer Ingelheim for Central Europe. Patent protection for AR102 has expired. See "-- Patents, Proprietary Rights and Licenses." The Company currently intends to apply for "orphan drug" status for the product which, if granted, would provide four to seven years of exclusivity. No assurance can be given that orphan drug status could be obtained for AR102. Although the Company believes that its unpatented proprietary technology provides it with an advantage in the development of AR102, orphan drug status could be obtained by any other party if such party were to obtain approval for AR102 prior to the Company, which would prevent the Company from commercializing AR102 during the period for which exclusivity was granted to such party. See "-- Government Regulation."

          AR209: erbB-2 Targeted Therapy for Breast Cancer (Preclinical)

          AR209 is an innovative cancer therapy that is being developed initially for breast cancer, but which Aronex believes has potential for additional solid tumor indications including lung, ovarian and stomach cancers. The Company believes the design of this product improves upon conventional cancer therapy by targeting specific cancer cells that contain the oncoprotein erbB-2. The erbB-2 protein occurs at high levels only in tumors and not in normal tissues. AR209 is an antibody-toxin complex composed of a targeting ligand and a fragment of the Pseudomonas exotoxin. This novel product is designed to bind to cancer cells that contain the erbB-2 oncoprotein and to be transported inside (internalized) where it kills the cancer cell. Preclinical studies indicate that AR209 causes regression of solid human tumors and is well tolerated. The product is currently in preclinical development.

          Aronex has a worldwide license from the NIH to the Pseudomonas exotoxin used in the design of AR209. Aronex also has an exclusive license to a United States government patent application covering antibodies targeting the erbB-2 oncoprotein. Patent applications covering the sequences of the e23 antibody used in the formulation of AR209 have also been filed. See "--Patents, Proprietary Rights and Licenses."

          In 1996, Aronex entered into a collaborative agreement with Boehringer Mannheim to develop and commercialize AR209 for the treatment of breast cancer and other solid tumors. See "-- Collaborative Agreements -- Collaborative Agreement with Boehringer Mannheim."

          AR726 for Lung Cancer (Preclinical)

          The Company, in conjunction with MD Anderson, is developing a novel platinum analogue, AR726, which has been designed to overcome the toxicity and resistance that currently limits the usefulness of platinum, a chemotherapeutic agent widely used in the treatment of solid tumors. AR726 was selected as the Company's lead candidate from a series of platinum anti-cancer compounds.

          Under a physician's IND at MD Anderson, AR726 is currently being evaluated in a Phase II clinical trial for the treatment of a lung cancer known as mesothelioma. This trial is sponsored by the Office of Orphan Drug Products at the FDA. A Phase I clinical trial was previously conducted under a physician's IND at MD Anderson. In addition to the clinical studies, AR726 is currently being reformulated and evaluated in preclinical studies.

          AR726 is covered by a series of patents and a patent application, licensed exclusively to the Company by MD Anderson, relating to hydrophobic cis-platinum complexes and to stable liposomal formulations of the lipophilic platinum compounds. The claims of these patents are drawn to novel cis-platinum complexes having hydrophobic properties and possessing branched or unbranched-chain hydrocarbon substituents. Formulations containing the novel platinum complexes entrapped in liposomes and exhibiting improved drug stability are included. Anti-tumor compositions containing these stable cis-platinum containing liposomes and methods of using them to treat tumors are also covered. A patent application filed in the United States that may overlap claims included in the United States patents licensed to the Company are the subject of an ongoing interference proceeding in the United States Patent and Trademark Office. The Company cannot currently predict the outcome of this matter. See "-- Patents, Proprietary Rights and Licenses."

     RESEARCH PIPELINE

          Aronex's research programs have been established to provide new preclinical candidates to follow the Company's current products into clinical development for the treatment of cancer and life-threatening infectious diseases. The Company's research and development strategy is to augment its pipeline by partnering with academic centers such as MD Anderson, Columbia University and the NIH, as well as with private research foundations. Such partnering will allow the Company to identify opportunities which have already been validated in preclinical and, in some instances, clinical studies before allocating resources for further evaluation and development. This approach will allow the Company to bypass the lengthy and uncertain drug discovery and screening process and to proceed quickly to product development and clinical evaluation. The Company believes that utilizing this strategy will allow it to maintain a full pipeline of innovative products for the treatment of cancer and life-threatening infectious diseases. See "-- Collaborative Agreements."

          Aronex's research programs have identified a number of active compounds that are being evaluated for serious infections and cancer. Two such compounds are discussed below.

          AR132 for Cytomegalovirus (CMV) Infections

          Cytomegalovirus ("CMV") is the cause of a variety of serious disorders in individuals with underdeveloped or compromised immune systems and infects both infants and adults. CMV, which may cause fever, hepatitis, pneumonitis, colitis and retinitis, is believed to be the most important viral pathogen that complicates organ transplants. In AIDS patients, CMV is a common opportunistic infection in the later stages of AIDS and causes retinitis, colitis and encephalitis. Some approved drugs are effective in reducing levels of CMV, but often only delay the progression of CMV infection and suffer from toxicity disadvantages.

          Aronex has identified a series of small molecules that have activity against CMV in vitro. Of these, AR132 has been shown to have potent activity and low cytotoxicity in in vitro studies. In addition, the Company believes that AR132 is likely to have a different mechanism of action than current therapies. AR132 is currently undergoing in vivo animal efficacy evaluation for CMV infection.

          AR132 is covered by one patent and two pending patent applications relating to anti-viral guanine analogues to which all rights are assigned to Aronex. The patent claims are drawn to a unique anti-viral guanosine analogue and therapeutic compositions containing the analog with and without a second therapeutic compound. The pending application discloses and claims additional analogues and methods of preparation and therapeutic use. See "-- Patents, Proprietary Rights and Licenses."

          AR639 for Renal Cell Carcinoma

          When tumors are growing, they need an increasing supply of oxygen. To satisfy this need, tumor cells produce vascular endothelial growth factor ("VEGF"), a potent protein that causes the increased development of blood vessels to supply the tumor with blood and therefore oxygen and nutrients for growth. Renal cell carcinoma is a highly vascularized cancer in which VEGF is overexpressed. Few treatment options are available for renal cell carcinoma, which has a very poor prognosis. The Company believes that compounds that inhibit the production of VEGF may have a role in the therapy of cancers such as renal cell carcinoma.

          Aronex scientists have identified oligonucleotides that selectively inhibit the production of VEGF in cells at very low doses in vitro. Of these, AR639 has been shown to have the most activity and to produce very little cell toxicity. In addition to renal cell carcinoma, the Company intends to explore the potential of AR639 as a treatment for hepatoma, another highly vascularized cancer. AR639 is currently being evaluated in an animal model of cancer. Aronex is preparing to file a provisional patent application covering the composition and method of use of AR639 and its analogs.

     COLLABORATIVE AGREEMENTS

          The Company's development strategy involves entering into selected development and licensing agreements with corporate partners to provide working capital to the Company as well as assist in the efficient development and marketing of certain of its products. See "-- Additional Business Risks -- Risks Associated with Collaborative Arrangements."

          Collaborative Agreement with Genzyme

          In 1993, Aronex entered into a license and development agreement with Genzyme to develop and commercialize Atragen/TM/ . The initial focus of the collaboration is the development of Atragen/TM/ for the treatment of myelogenous leukemias and certain non-hematologic cancers. Aronex and Genzyme shared clinical development responsibilities and research program funding through the end of 1996. Under the agreement, Genzyme was required to make up to $1.5 million in milestone payments to Aronex upon the occurrence of certain events, and to pay Aronex royalties on sales of the product. Genzyme had the right to terminate the agreement in the event of a third party claim of infringement by products subject to the agreement. The Company had the right to terminate the agreement if Genzyme fails to satisfy certain milestones. In connection with the collaborative agreement, Genzyme made a net $4.5 million equity investment in Aronex and agreed to make an additional $5.0 million equity investment in Aronex if certain developmental goals were achieved.

          In September 1996, Genzyme advanced Aronex $2.0 million relating to the $5.0 million equity milestone. The advance was secured by a promissory note bearing interest at nine percent per annum. Early in 1997, the license and development agreement was amended and Genzyme was released from any further obligation to perform development work for Atragen/TM/, and the license granted to Genzyme was converted to an option to market and sell Atragen/TM/ worldwide except for co-promotion rights with Aronex in the United States. This option expires six months after filing an NDA for Atragen/TM/. To exercise its option, Genzyme is required to pay Aronex $3.0 million and product royalties. The $2.0 million promissory note was cancelled in 1997 and Aronex has recorded this amount as an advance in its 1997 financial statements. If Genzyme exercises its option, Aronex can re-acquire the marketing rights at any time before the end of the six-month period following Genzyme's exercise by returning to Genzyme the $3.0 million received in connection with Genzyme's exercise of the option and repaying Genzyme the $2.0 million advance. Additionally, Aronex is requried to pay Genzyme product royalties, including $500,000 in minimum royalties in the first year. If Genzyme does not exercise its option, Aronex is required to repay Genzyme the $2.0 million advance and product royalties, including $500,000 in minimum royalties in the first year.

          Relationship with Boehringer Mannheim

          In 1996, the Company entered into a licensing agreement with Boehringer Mannheim to develop and commercialize AR209. Under the agreement, Boehringer Mannheim is responsible for the remaining pre-clinical and clinical development of AR209 at its expense, and for manufacturing the product. Boehringer Mannheim has agreed to pay the Company $150,000 in license fees in connection with this agreement in 1997, and has agreed to pay minimum annual license fees of $100,000 during the term of the agreement. In addition, Boehringer Mannheim is required to pay Aronex up to $2.65 million in milestone payments upon the occurrence of certain events, and will pay Aronex royalties on sales of the product. Aronex has the option to co-promote the product under terms to be negotiated by the parties, or to co-market the product if the parties are unable to reach an agreement as to the terms of a co-promotion arrangement. Boehringer Mannheim has the right to terminate the agreement if the cost of developing AR209 are materially greater than anticipated and Boehringer Mannheim determines, in its reasonable discretion, not to proceed with the development of the product in light of such increased costs. The Company has the right to terminate the agreement if Boehringer Mannheim fails to achieve certain milestones.

          Relationship with MD Anderson

          Aronex has two license agreements with MD Anderson which grant Aronex exclusive rights to manufacture, use, market and sell products based upon certain technology developed at MD Anderson relating to the development of human monocyte or murine macrophage-derived cytotoxins which inhibit or destroy the proliferation of tumor cells, liposomal-encapsulated polyene antibiotics (except amphotericin B), liposomal-encapsulated anthracyclines, liposomal-encapsulated platinum derivatives and liposomal-encapsulated retinoids. Nyotran/TM/, Atragen/TM/, Annamycin and AR726 are products derived from Aronex's relationship with MD Anderson.

          The license agreements with MD Anderson require Aronex to pay royalties to The University of Texas Board of Regents (the "Board of Regents") for licensed technology based on specified percentages of cumulative net sales and royalties from sublicensees. Because it has not sold any products or processes to date, Aronex has not paid any royalties under the license agreements. MD Anderson is responsible for the preparation, filing and prosecution of all patent applications, foreign and domestic, relating to technology developed at MD Anderson, and Aronex reimburses MD Anderson for expenses incurred in connection with such activities.

          The license agreements generally remain in force until the expiration of the last patent subject to such agreements. Either party may terminate the license agreements after 60 days notice to the other party in the event of a material breach of the terms of such agreement. The Board of Regents has the right to terminate either license agreement with 90 days notice for failure to convert the licensed subject matter to a commercial form; however, Aronex believes its ongoing and active research and development efforts directed at commercial marketing of the licensed products currently satisfies this obligation.

          Aronex and MD Anderson have entered into research and development contracts in conjunction with the license agreements which obligate Aronex to fund research and development expenses incurred by the MD Anderson scientists that relate to the technology licensed by Aronex. Such contracts grant Aronex an exclusive worldwide license to technology related to the technology licensed under the license agreements and developed as a result of research funded by Aronex. Such contracts also grant Aronex a right of first refusal to acquire an exclusive worldwide license to certain technology developed at MD Anderson which is not the result of projects funded by Aronex. Aronex and MD Anderson have agreed to the funding commitments for all research projects under such contracts through December 31, 1997. Aronex intends to continue funding various projects after December 31, 1997; however, the continuation of such projects is dependent on mutually agreed-to funding levels. If Aronex defaults in the payment of research and development funding commitments due MD Anderson under such contracts, MD Anderson may suspend the related research and development projects or, if Aronex's default continues for a period of 60 days, MD Anderson may terminate the related contract upon 60 days notice to Aronex.

          Relationship with Hoechst

          Aronex had a collaborative arrangement with Hoechst under a 1992 agreement between Triplex and Hoechst Marion Roussel Inc. ("Hoechst") with respect to collaborative research and development of oligonucleotide products. Under the agreement, Aronex and Hoechst collaborated in the design, synthesis and initial evaluation of certain oligonucleotides, and Hoechst was responsible for the development of such compounds through in vivo evaluation for safety and efficacy, pharmacokinetics and toxicology and clinical development. In addition, Hoechst was responsible for obtaining all regulatory and other approvals to market products licensed to Hoechst under the agreement. The Hoechst collaboration enabled Aronex to combine its expertise in the design, synthesis and in vitro evaluation of oligonucleotides with Hoechst's experience in the areas of preclinical and clinical development. Under this agreement, Hoechst was obligated to pay Aronex quarterly research fees, milestone payments upon the achievement of certain goals and royalties on the sales of any products ultimately licensed to Hoechst. The collaborative agreement terminated at the end of 1996, although Hoechst retains certain rights with respect to a compound for the treatment of hyperproliferative disorders.

          Relationship with Baylor

          Aronex had collaborative arrangements with Baylor and Michael E. Hogan, Ph.D., a professor at Baylor, under licensing, consulting and research and development arrangements entered into by Triplex beginning in 1989. Aronex has an exclusive, worldwide, royalty-free license from Baylor to certain technology developed by Baylor and Dr. Hogan. The collaboration arrangements terminated in 1996. The license agreement terminates on the expiration of the last patent to expire that is licensed thereunder.

          Relationship with RGene

          In 1994, Aronex invested in, and participated in the founding of, RGene Therapeutics, Inc. ("RGene"). Aronex entered into assignment, sublicense and development agreements with RGene. Through these agreements, Aronex is participating in the development of novel gene therapy and other nucleic acid-based drugs using proprietary non-viral vectors as delivery systems. Under the terms of the assignment and sublicense agreements, Aronex assigned and sublicensed to RGene Aronex's rights to certain technology licensed from The University of Tennessee Research Center. Aronex also guaranteed RGene's performance under the sublicense agreement. In this transaction, Aronex received shares of RGene common stock and also purchased $500,000 of RGene preferred stock. Aronex is applying its own technology and expertise in liposomal delivery to RGene's products through a collaborative development agreement. Under the terms of this agreement, RGene reimburses Aronex for its costs and overhead (as defined in the agreement). The collaborative development agreement has an initial term of three years and is subject to certain termination provisions.

          In June 1996, RGene completed a merger transaction with Targeted Genetics Corporation ("Targeted Genetics"), a publicly traded company, in which RGene was acquired by Targeted Genetics for approximately 3.64 million shares of Targeted Genetics common stock and contingent rights to receive up to $5 million of Targeted Genetics common stock upon the achievement of certain clinical and business-related milestones prior to December 31, 1998. The shares issued in the merger are subject to certain restrictions on resale under the Securities Act and certain contractual resale restrictions. The agreements the Company had with RGene have been transferred to Targeted Genetics. The Company expects that the collaborative development agreement will expire during the first half of 1997 at the end of the initial three-year term.

          MANUFACTURING

          The Company does not have the staff or facilities necessary to manufacture its products, but it does have the capability to develop formulations, analytical methods, process controls and manufacturing technology for its products. The Company uses a contract manufacturer to produce larger quantities of its products for clinical testing. Production is done on a per-purchase-order basis and no written agreement between Aronex and such manufacturer has been entered into. The contract manufacturer is closely supervised to ensure adherence to established production methods and compliance with the Company's rigorous quality control and quality assurance standards. The Company does not expect to establish any significant manufacturing capacity in the near future. The Company does not operate and does not currently plan to operate manufacturing facilities for the production of its products in commercial quantities, and it intends to contract with third parties for the manufacture and supply of its products. There can be no assurance that the Company will be able to obtain supplies of its products from third-party suppliers on terms or in quantities acceptable to the Company. Also, the Company's dependence on third parties for the manufacture of its products may adversely affect the Company's product margins and its ability to develop and deliver products on a timely basis. Any such third-party suppliers or any manufacturing facility the Company establishes will be required to meet FDA manufacturing requirements. FDA certification of manufacturing facilities for a drug are a prerequisite to approval of an NDA for that drug. The Company may encounter significant delays in obtaining supplies from third-party manufacturers or experience interruptions in its supplies. If the Company is unable to obtain adequate supplies, its business would be materially adversely affected.

          The raw materials required for the majority of the Company's products are currently available in quantities sufficient to conduct the Company's research, development, preclinical safety and clinical development activities. Certain of the Company's products, such as Annamycin, are new syntheses and, therefore, are not yet available in commercial quantities. No assurance can be given that the raw materials necessary for the manufacture of the Company's products will be available in sufficient quantities or at a reasonable cost. Complications or delays in obtaining raw materials or in product manufacturing could delay the submission of products for regulatory approval and the initiation of new development programs, which could materially impair the Company's competitive position and potential profitability.

          SALES AND MARKETING

          Although the Company presently intends to market its products if and when regulatory approvals are obtained, it currently has no sales and marketing staff. The Company currently plans to market selected products directly to oncologists, hematologists and infectious disease specialists and may establish a domestic sales force with experience in marketing pharmaceutical products to these user groups. For other products, the Company may enter into co-marketing arrangements with, or license marketing rights to, third parties. The Company's international strategy is to negotiate marketing agreements with pharmaceutical manufacturers and distributors which will entitle the Company to receive a percentage of net product sales.

          The Company does not have any experience in sales, marketing or distribution. To market any of its products, the Company must develop a sales and marketing force with supporting distribution capability or enter into marketing and distribution arrangements with a company that has an established capability. Significant additional expenditures will be required for the Company to develop such capabilities. The Company has entered into an agreement with Genzyme with respect to marketing and selling of Atragen\TM\, and it plans to enter into marketing agreements with one or more other pharmaceutical companies to market other products that it may develop. To the extent the Company relies upon licensing, marketing or distribution arrangements with others, any revenues the Company receives will depend upon the efforts of third parties. There can be no assurance that any third party will market the Company's products successfully or that any third-party collaboration will be on terms favorable to the Company. If any marketing partner does not market a product successfully, the Company's business would be materially adversely affected. There can be no assurance that the Company will be able to establish sales, marketing and distribution capabilities or that it or its collaborators will be successful in gaining market acceptance for any products that the Company may develop. The Company's failure to establish marketing capabilities or to enter into marketing arrangements with third parties would have a material adverse effect on the Company.

          PATENTS, PROPRIETARY RIGHTS AND LICENSES

          The Company's ability to commercialize any products will depend, in part, upon its or its licensors' ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing upon the proprietary rights of third parties. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Some of the United States patents and patent applications owned by or licensed to the Company are method-of-use patents that cover the use of certain compounds to treat specified conditions, and composition-of-matter patents are not available for some of the Company's product candidates. The Company does not have any patents or patent applications for one of its products, AR102. There can be no assurance that the patent applications licensed to or owned by the Company will result in issued patents, that patent protection will be secured for any particular technology, that any patents that have been or may be issued to the Company or its licensors will be valid or enforceable, that any patents will provide meaningful protection to the Company, that others will not be able to design around the patents, or that the Company's patents will provide a competitive advantage or have commercial application.

          There can be no assurance that patents owned by or licensed to the Company will not be challenged by others. The Company could incur substantial costs in proceedings before the United States Patent Office and other regulatory authorities, including interference proceedings. These proceedings could result in adverse decisions about the patentability of the Company's inventions and products as well as about the enforceability, validity or scope of protection afforded by the patents. The Company is currently involved in an interference proceeding before the United States Patent Office regarding AR726. See "-- Cancer --AR726 for Lung Cancer."

          There can be no assurance that the manufacture, use or sale of the Company's product candidates will not infringe patent rights of others. The Company may be unable to avoid infringement of those patents and may have to seek a license, defend an infringement action, or challenge the validity of the patents in court. There can be no assurance that a license will be available to the Company, if at all, upon terms and conditions acceptable to the Company or that the Company will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that the Company will have sufficient resources to bring such litigation to a successful conclusion. If the Company does not obtain a license under such patents, is found liable for infringement, or is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses. The Company does not believe that the commercialization of its products will infringe upon the patent rights of others. However, there can be no assurance that the Company has identified United States and foreign patents that pose a risk of infringement.

          The Company also relies upon trade secrets and other unpatented proprietary information in its product development activities. To the extent the Company relies on trade secrets and unpatented know-how to maintain its competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. The Company seeks to protect trade secrets and proprietary knowledge, in part through confidentiality agreements with its employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of the Company's confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information. If the Company's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to the Company's products, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, would have a material adverse effect on the Company.

          The Company engages in collaborations, sponsored research agreements, licensing and other arrangements with academic researchers and institutions that have received and may receive funding from United States government agencies. As a result of these arrangements, the United States government or certain third parties have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or such agreements.

          Several bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication, patent term, re-examination, subject matter and enforceability. It is not certain whether any of these bills will be enacted into law or what form new laws may take. Accordingly, the effect of legislative change on the Company's intellectual property estate is uncertain.

          GOVERNMENT REGULATION

          Aronex's research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of its products, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. The United States Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Preclinical study and clinical trial requirements and the regulatory approval process take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of the Company's products. Delays or rejections in obtaining regulatory approvals would adversely affect the Company's ability to commercialize any product the Company develops and the Company's ability to receive product revenues or royalties. If regulatory approval of a product is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed.

          The FDA and other regulatory authorities require that the safety and efficacy of the Company's therapeutic products must be supported through adequate and well-controlled Phase III clinical trials. If the results of Phase III clinical trials do not establish the safety and efficacy of the Company's products to the satisfaction of the FDA and other regulatory authorities, the Company will not receive the approvals necessary to market its products, which would have a material adverse effect on the Company.

          The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes: (i) preclinical tests; (ii) submission to the FDA of an investigational new drug application ("IND") which must become effective before human clinical trials may commence;
     (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application; (iv) submission of an NDA to the FDA; and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered or licensed by the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with established manufacturing practices which are appropriate for production.

          Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in the FDA authorization to commence clinical trials or that the lack of an objection means that the FDA will ultimately approve an NDA.

          Clinical trials involve the administration of the investigational new drug to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Also, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution conducting the clinical trials.

          Clinical trials are typically conducted in three sequential phases which may overlap. In Phase I, the initial introduction of the drug to humans, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies of a limited patient population to gather evidence about the efficacy of the drug for specific targeted indications, dosage tolerance and optimal dosage, and to identify possible adverse effects and safety risks. When a product has shown evidence of efficacy and has an acceptable safety profile in a Phase II evaluation, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that any of the Company's clinical trials will be completed successfully or within any specified time period. The Company or the FDA may suspend clinical trials at any time.

          The Company has designed the protocols for its pivotal clinical trials based on its analysis of its research, including various parts of its Phase I and Phase II clinical trials. Although copies of its pivotal clinical trial protocols have been submitted to the FDA, there can be no assurance that the FDA, after the results of the pivotal clinical trials have been announced, will not disagree with the design of the pivotal clinical trial protocols. In addition, the FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites, including case report forms and record keeping procedures, and the performance of the protocols by clinical trial personnel to determine compliance with Good Clinical Practice. The FDA also looks to determine that there was no bias in the conduct of clinical trials. The conduct of clinical trials in general and the performance of the pivotal clinical trial protocols is complex and difficult. There can be no assurance that the design or the performance of the pivotal clinical trial protocols will be successful.

          The results of preclinical studies and clinical trials, if successful, are submitted in an NDA to seek FDA approval to market and commercialize the drug product for a specified use. The testing and approval process will require substantial time and effort, and there can be no assurance that any approval will be granted for any product or that approval will be granted according to any schedule. The FDA may deny an NDA if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy of the drug. Moreover, if regulatory approval of a drug product is granted, the approval will be limited to specific indications. There can be no assurance that any of the Company's product candidates will receive regulatory approvals for commercialization.

          The FDA has implemented an accelerated review process for pharmaceutical agents that treat serious or life-threatening diseases and conditions, subject to payment of user fees. When appropriate, the Company intends to pursue opportunities for accelerated review of its products. The Company cannot predict the ultimate effect of this review process on the timing or likelihood of FDA review of any of its products.

          Even if regulatory approvals for the Company's products are obtained, the Company, its products, and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of the Company's products. Each United States drug manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices. To supply drug products for use in the United States, foreign manufacturing establishments must comply with the FDA's Good Manufacturing Practices and are subject to periodic inspection by the FDA or by regulatory authorities in those countries under reciprocal agreements with the FDA. In complying with Good Manufacturing Practices, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The Company does not have any drug manufacturing capability and must rely on outside firms for this capability. See "-- Manufacturing." The FDA stringently applies regulatory standards for manufacturing. Identification of previously unknown problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.

          Before the Company's products can be marketed outside of the United States, they are subject to regulatory approval similar to FDA requirements in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. No action can be taken to market any drug product in a country until an appropriate application has been approved by the regulatory authorities in that country. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In some countries, the sale price of a drug product must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves any of the Company's products, no assurance can be given that it will approve satisfactory prices for the products.

          The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses, and various radioactive compounds. Although the Company believes that its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If such an accident occurs, the Company could be held liable for resulting damages, which could be material to the Company's financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of, and the cost of compliance with, these laws and regulations could materially and adversely affect the Company.

          Under the Orphan Drug Act, the FDA may grant "orphan drug" status to therapeutic agents intended to treat a "rare disease or condition," defined as a disease or condition that affects less than 200,000 persons in the United States. Orphan drug status grants the sponsor tax credits for the amounts expended on clinical trials, provided that certain conditions are met, as well as marketing exclusivity for four to seven years following approval of the pertinent NDA. The Company received orphan drug status for Atragen\TM\ in 1993 and may request this status for more of its products as part of its overall regulatory strategy. There is no assurance, however, that any of its other products will receive orphan drug status or that the benefits of protection currently afforded by orphan drug status will remain in effect. Proposed legislation may affect the scope of the Orphan Drug Act or limit the benefits available thereunder. In addition, any party may obtain orphan drug status with respect to products for which patent protection has expired or is otherwise unavailable. This could prevent other persons from commercializing that product during the period for which exclusivity was granted to such party (i.e., four to seven years) .

     COMPETITION

          The Company believes that its products, because of their unique pharmacologic profiles and novel mechanisms of action, will become useful new treatments for cancers and life-threatening infectious diseases, either as alternatives to or in combination with other pharmaceuticals. The Company is engaged in pharmaceutical product development characterized by extensive research efforts and rapid technological progress. Many established biotechnology and pharmaceutical companies, universities and other research institutions with resources significantly greater than the Company's may develop products that directly compete with the Company's products. Those entities may succeed in developing products, including liposomes and lipid-based products, that are safer, more effective or less costly than the Company's products. Even if the Company's products should prove to be more effective than those developed by other companies, other companies may be more successful than the Company because of greater financial resources, greater experience in conducting preclinical and clinical trials and obtaining regulatory approval, stronger sales and marketing efforts, earlier receipt of approval for competing products and other factors. If the Company commences significant commercial sales of its products, it or its collaborators will compete in areas in which the Company has little or no experience such as manufacturing and marketing. There can be no assurance that the Company's products, if commercialized, will be accepted and prescribed by healthcare professionals.

          Some of the Company's competitors are active in the development of liposome and lipid-based research and product development to treat cancer and certain fungal infections. Those competitors include SEQUUS Pharmaceuticals, Inc., NeXstar Pharmaceuticals, Inc., and The Liposome Company, Inc. Some of those companies' products have regulatory approval in the United States and other countries. Any marketing of these and other products that treat disease indications targeted by the Company could adversely affect the market acceptance of the Company's products as a result of the established market recognition and physician familiarity with the competing product. The presence of directly competitive products could also result in more intense price competition than might otherwise exist, which could have a material adverse effect on the Company's financial condition and results of operations. The Company believes that competition will be intense for all of its product candidates.

     EMPLOYEES

          As of January 31, 1997, the Company had 57 employees, 41 of whom were engaged in research, development, clinical and regulatory affairs and 16 of whom were engaged in administration. The Company plans to significantly expand its clinical, development and regulatory affairs staff in the future to address the demand resulting from the preclinical and clinical development of the Company's products. Of the Company's employees, 15 hold Ph.D. degrees. The Company has not experienced any work stoppages and considers relations with its employees to be good.

     ADDITIONAL BUSINESS RISKS

          Early Stage of Development; History of Operating Losses; Anticipation of Future Losses

          The Company is a development stage company. It has generated no revenues from product sales, and it does not expect to generate revenue from product sales for several years. As of December 31, 1996, the Company's accumulated deficit was $52.2 million. To date, the Company has dedicated most of its financial resources to the research and development of products, general and administrative expenses, and the prosecution of patents and patent applications. The Company expects to incur significant and increasing operating losses for at least the next several years, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials, and costs associated with the commercialization of its products if regulatory approvals are received. The Company's ability to achieve profitability will depend, among other things, on successfully completing development of its products, obtaining regulatory approvals, establishing manufacturing, sales and marketing capabilities or collaborative arrangements, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Future Capital Needs; Uncertainty of Additional Funding

          The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company expects that its existing capital resources, will be sufficient to fund its capital requirements through 1998. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research, development and clinical trial programs; the Company's ability to satisfy the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; costs of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions, or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

          Uncertainties Related to Clinical Trial Results

          The FDA and other regulatory authorities generally require that the safety and efficacy of a drug be supported by results from adequate and well-controlled Phase III clinical trials before approval for commercial sale. The Company has limited experience in conducting and managing Phase III clinical trials. If the results of the Company's clinical trials do not demonstrate the safety and efficacy of its products in the treatment of patients suffering from the diseases for which such products are being tested, the Company will not be able to submit an NDA to the FDA. Clinical trials conducted on a fast-track, or expedited, basis may carry a higher risk that data will not be favorable or that the FDA will not accept the NDA for submission than do Phase III clinical trials developed from earlier clinical trials with large populations using similar protocols. Even if the Company believes the Phase III clinical trials demonstrate the safety and efficacy of a product in the treatment of disease, the FDA and other regulatory authorities may not accept the Company's assessment of the results. In either case, the Company may have to conduct additional clinical trials in an effort to demonstrate the safety and efficacy of the product. Without acceptable results and regulatory approval, the Company would not be able to commercialize its products, which would have a material adverse effect on the Company. There can be no assurance that the results of any of the Company's clinical trials will be favorable or that its products will obtain regulatory approval for commercialization.

          The results of preclinical studies and initial clinical trials of the Company's products are not necessarily predictive of the results from large-scale clinical trials. The Company must demonstrate through preclinical studies and clinical trials that its products are safe and effective for use in each target indication before the Company can obtain regulatory approvals for the commercial sale of those products. These studies and trials may be very costly and time-consuming. The speed with which the Company is able to enroll patients in clinical trials is an important factor in determining how quickly clinical trials may be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, and the eligibility criteria for the study. A number of the Company's clinical trial protocols are targeted at indications that have small patient populations, which may make it difficult for the Company to enroll enough patients to complete the trials. Delays in patient enrollment in the trials may result in increased costs, program delays, or both, which could have a material adverse effect on the Company. Even if the Company establishes the safety and efficacy of its products and obtains FDA and other regulatory approvals for its products, physicians may not prescribe the approved product.

          The administration of any product the Company develops may produce undesirable side effects in humans. The occurrence of side effects could interrupt or delay clinical trials of products and could result in the FDA's or other regulatory authorities' denying approval of the Company's products for any or all targeted indications. The Company, the FDA or other regulatory authorities may suspend or terminate clinical trials at any time. Even if the Company receives FDA and other regulatory approvals, the Company's products may later exhibit adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market. There can be no assurance that any of the Company's products will be safe for human use.

         Risks Associated with Collaborative Arrangements

          The Company's product development and commercialization strategy involves the Company entering into various arrangements with corporate, government and academic collaborators, licensors, licensees and others. As a consequence, the Company's success may depend on the success of these other parties in performing their responsibilities. There can be no assurance that the Company will be able to establish additional collaborative arrangements or license agreements that are necessary or desirable for the Company to develop and commercialize its products or that any such collaborative agreement or license agreement will be successful. Some of the Company's collaborative agreements and license agreements provide for milestone payments to the Company, and others require the Company to pay milestone payments to others. No assurance can be given that the Company will achieve the milestones that trigger payments to the Company, nor can assurance be given that payments by the Company will result in the development of marketable products. No assurance can be given that any current or future collaborative arrangement will be renewed at the end of its term or will be renewed on terms as favorable to the Company as its original terms.

          No Assurance of Adequate Third-Party Reimbursement

          The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Accordingly, if less costly drugs are available, third party payors may not authorize reimbursement for the Company's products even if they offer advantages in safety or efficacy. Also, the trend toward managed healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for the Company's products. The cost containment measures that healthcare providers are instituting and any healthcare reform could affect the Company's ability to sell its products and may have a material adverse effect on the Company.

          There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company's products, that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payors will not reduce the demand for, or negatively affect the price of, the Company's products. The unavailability or inadequacy of third-party reimbursement for the Company's products would have a material adverse effect on the Company. The Company is unable to forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on the Company's business.

          Potential Product Liability; Availability of Insurance

          The Company risks exposure to product liability claims if the use of its products is alleged to have an adverse effect on subjects or patients. This risk exists for products tested in human clinical trials as well as products that are sold commercially. There can be no assurance that product liability claims, if made, would not result in a recall of the Company's products or a change in the indications for which they may be used. The Company maintains product liability insurance coverage for claims arising from the use of its products in clinical trials. There can be no assurance that this coverage will be adequate to cover claims. Product liability insurance is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain such insurance, obtain additional insurance, or obtain insurance at a reasonable cost or in sufficient amounts to protect the Company against losses that could have a material adverse effect on the Company.

          Dependence on Key Personnel

          The success of the Company depends in large part on the Company's ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining key personnel.

     ITEM 2.  PROPERTIES

         The Company occupies 27,000 square feet of laboratory and office space at its facilities in The Woodlands, Texas. The facilities are occupied subject to leases which expire in 1997 (12,000 square feet) and 1999 (15,000 square feet). In August 1996, the Company signed a letter of intent to lease 30,000 square feet in a new building in 1997 from its current landlord to replace the above-mentioned space.

     ITEM 3.  LEGAL PROCEEDINGS

              The Company is not currently a party to any material legal proceedings.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

                                    PART II


     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

          The Company's Common Stock (symbol: ARNX) is traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices for each calendar quarterly period in the two years ended December 31, 1996 as reported on the Nasdaq National Market. The information provided in the table gives effect to a one-for-two reverse split of the Company's Common Stock effected in July 1996.


YEAR ENDED DECEMBER 31, 1995:     HIGH     LOW
                                 -------  ------
1st Quarter....................  $ 5      $3

2nd Quarter....................    4 3/4       3

3rd Quarter....................    8 3/4   2 3/4

4th Quarter....................    9 1/2   4 1/2



YEAR ENDED DECEMBER 31, 1996:

1st Quarter....................   13 1/2   6 1/2

2nd Quarter....................   15       7 7/8

3rd Quarter....................   12 3/4   6 1/2

4th Quarter....................   10 1/4   7 1/8

          The last sale price of the Common Stock as reported on the Nasdaq National Market on March 20, 1997 was $6.63 per share. At March 20, 1997, there were approximately 245 holders of record of the Common Stock (there were approximately 3,900 beneficial owners).

     DIVIDENDS

          The Company has never paid cash dividends on the Common Stock. The Company currently intends to retain earnings, if any, to support the development of the Company's business and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

     ITEM 6.  SELECTED FINANCIAL DATA

          The selected financial data set forth below are derived from the Company's financial statements as of and for each of the years in the five year period ended December 31, 1996, which have been audited by Arthur Andersen LLP, independent public accountants. On September 11, 1995, Aronex, Triplex and Oncologix effected the Mergers, which were accounted for under the purchase method of accounting. The selected financial data prior to September 11, 1995 represent the operations and balance sheet data of Aronex, while the selected financial data from and after September 11, 1995 represent the combined operations and balance sheet data of the merged companies. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                         YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                              1992     1993       1994         1995         1996
                                           --------  --------   --------   ------------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Revenues:
  Research and development grants
   and contracts......................      $      6   $   48   $    197   $      1,248   $  2,670

Interest income.......................          193       217        534            452      1,692
                                           --------  --------   --------   ------------   --------
        Total revenues................          199       265        731          1,700      4,362

Expenses:
  Research and development............        3,493     4,491      7,637          8,347(1)  10,357
  Purchase of in-process research
   and development....................           --        --         --          8,383(2)     242
  General and administrative..........        1,340     1,876      1,950          2,215      1,620
  Interest expense....................           74       123        196            184        173
                                           --------  --------   --------   ------------   --------
        Total expenses................        4,907     6,490      9,783         19,129     12,392
                                           --------  --------   --------   ------------   --------

Net loss..............................    $ (4,708)  $ (6,225)  $ (9,052)  $    (17,429)  $ (8,030)
                                          ========   ========   ========   ============   ========
Loss per share(3).....................      $(1.58)    $(1.72)    $(1.76)        $(2.69)    $(0.62)
                                          ========   ========   ========   ============   ========
Weighted average shares used in
  computing loss per share(3).........       2,979      3,602      5,153          6,488     13,048


                                                         YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                              1992     1993       1994         1995         1996
                                           --------  --------   --------   ------------   --------
                                                             (IN THOUSANDS)

BALANCE SHEET DATA:
Cash, cash equivalents and short-
  term and long-term investments...       $  9,265   $ 19,642   $ 10,019   $     12,015   $ 41,388

Total assets.......................         10,429     21,187     12,958         15,530     44,281

Total long-term obligations........            598        913      1,218          1,574        146

Deficit accumulated during
  development stage................        (11,477)   (17,702)   (26,754)       (44,183)   (52,213)

Total stockholders' equity.........          9,238     19,471     10,660         11,994     40,477

     (1) The Company's research and development expenses for the year ended December 31, 1995 do not include the research and development expenses incurred by Triplex or Oncologix prior to September 11, 1995, the effective date of the Mergers, and accordingly are not indicative of the research and development expenses that would have been incurred by the Company for the full year had such Mergers been effective at the beginning of the year. The Company's research and development expenses for the three months ended December 31, 1995, the first full quarter following the Mergers, were $2.9 million (unaudited).

     (2) The amount shown as purchase of in-process research and development reflects a non-cash charge for the excess of the purchase price over the fair value of the net assets acquired. See Note 4 of Notes to Financial Statements.

     (3) See Note 2 of Notes to Financial Statements for a description of the computation of loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes contained elsewhere herein.

OVERVIEW

        Since its inception in 1986, Aronex has primarily devoted its resources to fund research, drug identification and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years as it expends its resources for product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of approximately $52.2 million from inception through December 31, 1996. The Company has primarily financed its research and development activities and operations through public and private offerings of securities. The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

RESULTS OF OPERATIONS

        Years Ended December 31, 1994, 1995, and 1996

        Research and development grants and revenues were $2.7 million in 1996, $1.2 million in 1995 and $0.2 million in 1994. Research and development grants and revenues for 1996 increased by $1,422,000 compared to 1995. The increase in 1996 was due primarily to the recognition of $576,000 in revenues during the third and fourth quarters of 1996 relating to pharmaceutical development work performed in connection with the Company's collaborative agreement with Genzyme, and to the recognition of revenues of $1,342,000 from Hoechst. The Company did not recognize any revenue relating to the Genzyme contract in 1995 as the amounts were being deferred in accordance with the Company's collaborative agreement, and recognized revenues of $350,000 from Hoechst representing amounts received after the September 11, 1995 effective date of the Mergers. Research and development grants and revenues for 1995 increased by $1,051,000 compared to 1994. This increase was primarily due to the increase in development revenues from RGene, an affiliate of the Company, to $668,000 in 1995 from $197,000 in 1994; and revenues of $350,000 from Hoechst and of $227,000 from Small Business Innovative Research ("SBIR") grants recognized after the September 11, 1995 effective date of the Mergers. The Company anticipates that research and development grants and revenues will decline significantly in 1997, as the development agreement with Hoechst terminated on December 31, 1996 and the development agreement with Genzyme was substantially completed at the end of 1996.

        Interest income was $1,692,000 in 1996, $452,000 in 1995, and $534,000
in 1994. Interest income for 1996 increased by $1,240,000 compared to 1995 primarily due to an increase of funds available for investment resulting from cash received from the exercise of warrants and the completion of a stock offering in May 1996. Interest income for 1995 decreased by $82,000 compared to 1994, largely because of a decrease in the amount of funds available for investment.

        Research and development expenses were $10.4 million in 1996, $8.3 million in 1995 and $7.6 million in 1994. Research and development expenses for 1996 increased by $2,010,000 compared to 1995 due to the addition of Triplex's research department following the Mergers and increased clinical investigation costs relating to the Company's Nyotran/TM/ and Zintevir/TM/ products. Research and development expenses for 1995 increased by $710,000 compared to 1994 primarily due to the addition of Triplex's research programs following the Mergers, partially offset by a reduction in research and development fees paid to MD Anderson.

        Purchase of in-process research and development represents charges incurred in connection with the Mergers in September 1995. The Company incurred a charge of $8,383,000 during 1995 and additional charges of $242,000 in 1996 including the non-cash settlement of a lawsuit that had been filed by certain common stockholders of Oncologix.

        General and administrative expenses were $1.6 million in 1996, $2.2 million in 1995 and $2.0 million in 1994. General and administrative expenses for 1996 decreased by $595,000 compared to 1995, primarily due to non-recurring operating expenses incurred on behalf of Oncologix paid by the Company pursuant to the terms of the Oncologix merger agreement in 1995 and a decrease in salary and personnel costs from 1995 due to severance pay for the Company's former president in the prior year. General and administrative expenses for 1995 increased by $200,000 compared to 1994, primarily due to operating expenses of Oncologix that the Company agreed to pay until the Mergers were completed.

        The $8.0 million net loss for 1996 decreased by $9.4 million compared to 1995. This decrease was due primarily to the $8.4 million charge for the excess of the purchase price of the Mergers over the fair value of the assets acquired in 1995. The $17.4 million net loss for 1995 increased by $8.4 million compared to 1994 due mainly to the non-cash charge mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company's primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. The Company has raised an aggregate of approximately $75 million from the sale of equity securities from its inception through December 31, 1996. In July 1992, the Company raised net proceeds of approximately $10.7 million in the initial public offering of its Common Stock. In September 1993, the Company entered into a collaborative agreement with Genzyme relating to the development and commercialization of Atragen\TM\, in connection with which the Company received net proceeds of approximately $4.5 million from the sale of Common Stock to Genzyme. In November 1993 and May 1996, the Company raised net proceeds of approximately $11.5 million and $32.1 million, respectively, in public offerings of Common Stock. From October 1995 through December 31, 1996, the Company received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in the Oncologix merger. Prior to the Mergers, Triplex had raised $22.0 million from sales of equity securities and $7.5 million from collaborative arrangements and SBIR grants, of which $6.7 million remained as cash, cash-equivalents and investments at the effective time of the Mergers. From its inception until December 31, 1996, the Company also received an aggregate of $4.0 million in cash from collaborative arrangements and SBIR grants.

        The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Cash of $7.6 million, $6.8 million and $7.8 million was used in operating activities during 1996, 1995 and 1994, respectively.

        The Company had cash, cash-equivalents and short-term and long-term investments of $41.4 million, $12.0 million and $10.0 million as of December 31, 1996, 1995, and 1994, consisting primarily of cash, money market accounts, United States government securities and investment grade corporate bonds.

        The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company expects that its existing capital resources will be sufficient to fund its capital requirements through 1998. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research, development and clinical trial programs; the Company's ability to satisfy the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; costs of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions in the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions, or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business -- Manufacturing,"
"--Sales and Marketing," "-- Patents, Proprietary Rights and Licenses," "--Government Regulation," "-- Competition," "-- Additional Business Risks", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" included elsewhere in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this Item are incorporated under
Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensatio n" and "Election of Directors - Director Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996. Notwithstan ding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensatio n Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT.

     The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Mangement" to the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIP S AND RELATED TRANSACTIONS.

          The information required by this Item as to certain business relationships and transactions with management and other related parties of the company is hereby incorporated by reference to such information appearing under the captions "Certain Transactions " and "Compensation Committee Interlocks and Insider Participation " in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Documents Filed as Part of This Report

          FINANCIAL STATEMENTS

          See Index to Financial Statements on Page F-1 of this report.

          EXHIBITS


EXHIBIT
NUMBER                                                                         EXHIBIT
--------                                                                       --------
3.1                                   Amended and Restated Certificate of Incorporation, as amended.  Exhibit 3.1 to the Company's
                                      Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q")
                                      is incorporated herein by reference.

3.2                                   Restated Bylaws.  Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No.
                                      33-47418) (the "1992 Registration Statement"), declared effective by the Commission on July
                                      10, 1992, is incorporated herein by reference.

4.1                                   Specimen certificate for shares of Common Stock, par value $.001 per share.  Exhibit 4.1 to the June 1996 Form 10-Q is incorporated herein by reference.

10.1                                  Registration Rights Agreement dated August 2, 1989, by and among the Company and certain of its stockholders.  Exhibit 10.2 to the 1992 Registration Statement is incorporated herein by reference.

10.2                                  First Amendment to Registration Rights Agreement dated April 18, 1990, by and among the
                                      Company and certain of its stockholders.  Exhibit 10.3 to the 1992 Registration Statement is
                                      incorporated herein by reference.

10.3                                  Second Amendment to Registration Rights Agreement dated October 31, 1991, by and among the
                                      Company and certain of its stockholders.  Exhibit 10.4 to the 1992 Registration Statement is
                                      incorporated herein by reference.

10.4                                  Amended and Restated 1989 Stock Option Plan.  Exhibit 10.5 to the 1992 Registration Statement
                                      is incorporated herein by reference.

10.5*                                 Lease Agreement dated April 4, 1990, between the Company and The Woodlands Corporation.
                                      Exhibit 10.6 to the 1992 Registration Statement is incorporated herein by reference.

10.6*                                 Master Lease and Warrant Agreement dated March 29, 1990, between the Company and Pacific
                                      Venture Finance, Inc.  Exhibit 10.7 to the 1992 Registration Statement is incorporated herein by reference.

10.7**                                Exclusive License Agreement dated October 15, 1986, between the Company, The University of
                                      Texas System Board of Regents and The University of Texas M. D. Anderson Cancer Center.
                                      Exhibit 10.8 to the 1992 Registration Statement is incorporated herein by reference.



EXHIBIT
NUMBER                                                                         EXHIBIT
--------                                                                       --------
10.8                                  Research and Development Contract dated October 1, 1986, between the Company, The University of Texas System Board of Regents and The University of Texas M. D. Anderson Cancer Center,
                                      together with amendments and extensions thereto.  Exhibit 10.9 to the 1992 Registration
                                      Statement is incorporated herein by reference.

10.9**                                Exclusive License Agreement dated July 1, 1988, between the Company, The University of Texas
                                      System Board of Regents and The University of Texas M. D. Anderson Cancer Center, together with amendments and extensions thereto.  Exhibit 10.10 to the 1992 Registration Statement is
                                      incorporated herein by reference.

10.10                                 Research and Development Contract dated July 1, 1988, between the Company, The University of
                                      Texas System Board of Regents and The University of Texas M. D. Anderson Cancer Center,
                                      together with amendments and extensions thereto. Exhibit 10.11 to the 1992 Registration
                                      Statement is incorporated herein by reference.

10.11++                               Employment Agreement dated February 18, 1992, between the Company and David M. Leech.
                                      Exhibit 10.22 to the 1992 Registration Statement is incorporated herein by reference.

10.12                                 Form of Key Management Proprietary Information and Inventions and Noncompetition Agreement.
                                      Exhibit 10.23 to the 1992 Registration Statement is incorporated herein by reference.

10.13                                 Form of Proprietary Information and Inventions Agreement.  Exhibit 10.24 to the 1992
                                      Registration Statement is incorporated herein by reference.

10.14                                 Stock Purchase Warrant dated March 29, 1990, from the Company in favor of Pacific Venture
                                      Finance, Inc.  Exhibit 10.28 to the 1992 Registration Statement is incorporated herein by reference.

10.15++                               Amended and Restated 1993 Non-employee Director Stock Option Plan.  Exhibit 99.1 to the June
                                      1996 Form 10-Q is incorporated herein by reference.

10.16                                 Amendment No. 2 to Exclusive License Agreement dated July 9, 1993, among the Company, The
                                      University of Texas System Board of Regents and The University of Texas M. D. Anderson Cancer
                                      Center.  Exhibit 10.20 to the Company's Registration Statement on Form S-1 (33-71166) dated
                                      November 2, 1993 (the "1993 Registration Statement") is incorporated herein by reference.

10.17                                 Sponsored Laboratory Study Agreement dated July 9, 1993, between the Company and The
                                      University of Texas M. D. Anderson Cancer Center.  Exhibit 10.21 to the 1993 Registration
                                      Statement is incorporated herein by reference.

10.18                                 Master Loan and Security Agreement dated March 1, 1993, between the Company and MMC/GATX
                                      Partnership No. 1.  Exhibit 10.21 to the Company's Annual Report on Form 10-K for the Fiscal
                                      Year Ended December 31, 1993 (the "1993 Form 10-K") is incorporated herein by reference.

10.19                                 Common Stock Purchase Warrant dated June 28, 1993 from the Company in favor of MMC/GATX
                                      Partnership No. 1.  Exhibit 10.22 to the 1993 Form 10-K is incorporated herein by reference.



EXHIBIT
NUMBER                                                                         EXHIBIT
--------                                                                       --------
10.20                                 License and Development Agreement dated September 10, 1993, between the Company and Genzyme
                                      Corporation.  Exhibit 10.22 to the 1993 Registration Statement is incorporated herein by reference.

10.21**                               Common Stock Purchase Agreement dated September 10, 1993, between the Company and Genzyme
                                      Corporation.  Exhibit 10.23 to the 1993 Registration Statement is incorporated herein by reference.

10.22                                 Third Amendment to Registration Rights Agreement dated September 10, 1993, among the Company and certain of its stockholders.  Exhibit 10.24 to the 1993 Registration Statement is
                                      incorporated herein by reference.

10.23                                 Fourth Amendment to Registration Rights Agreement dated January 20, 1994, among the
                                      Company and certain of its stockholders.  Exhibit 10.28 to the Company's 1993 Form 10-K is
                                      incorporated herein by reference.

10.24                                 Common Stock Purchase Warrant dated January 27, 1994 from the Company in favor of Vector
                                      Securities International, Inc.  Exhibit 10.29 to the Company's 1993 Form 10-K is incorporated herein by reference.

10.25                                 Sublicense Agreement dated November 1, 1993 between the Company and The University of
                                      Tennessee Research Corporation.  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                                      for the quarter ended March 31, 1994  (the "March 1994 Form 10-Q) is incorporated herein by reference.

10.26++                               Third Amendment to Consulting Agreement dated March 15, 1994 between the Company and Gabriel
                                      Lopez-Berestein.  Exhibit 10.3  to the March 1994 Form 10-Q is incorporated herein by reference.

10.27                                 Common Stock Purchase Warrant dated March 21, 1994 from the Company in favor of MMC/GATX
                                      Partnership No. 1.  Exhibit 10.4 to the March 1994 Form 10-Q is incorporated herein by reference.

10.28                                 Agreement for Services dated March 30, 1994 between the Company and Pharmaceutical Product
                                      Development, Inc.  Exhibit 10.5 to the March 1994 Form 10-Q is incorporated herein by reference.

10.29                                 Development Agreement dated April 8, 1994 between the Company and RGene Therapeutics, Inc.
                                      Exhibit 10.6 to the March 1994 Form 10-Q is incorporated herein by reference.

10.30                                 Stock Purchase Agreement dated April 8, 1994 between the Company and RGene Therapeutics, Inc.
                                      Exhibit 10.7 to the March 1994 Form 10-Q is incorporated herein by reference.

10.31                                 Sublicense Agreement dated April 8, 1994 between the Company and RGene Therapeutics, Inc.
                                      Exhibit 10.8 to the March 1994 Form 10-Q is incorporated herein by reference.

10.32++                               Employment Agreement dated April 4, 1994 between the Company and Gillian Ivers-Read.  Exhibit
                                      10.9 to the March 1994 Form 10-Q is incorporated herein by reference.



EXHIBIT
NUMBER                                                                         EXHIBIT
--------                                                                       --------
10.33*                                Plan and Agreement of Merger dated February 22, 1995, among Triplex Pharmaceutical
                                      Corporation, Argus and API Acquisition Company No. 1.  Exhibit 1.1 to the Company's Current
                                      Report on Form 8-K dated February 22, 1995 (the "February Form 8-K") is incorporated herein by reference.

10.34                                 Form of Certificate of Contingent Interest.  Exhibit 1.2 to the February Form 8-K is
                                      incorporated herein by reference.

10.35                                 Stockholders' Agreement among the Company, certain stockholders of the Company and Triplex
                                      Pharmaceutical Corporation, and certain other persons.  Exhibit 1.3 to the February Form 8-K is incorporated herein by reference.

10.36                                 Indemnification Agreement among the Company and certain stockholders of Triplex
                                      Pharmaceutical Corporation.  Exhibit 1.4 to the February Form 8-K is incorporated herein by reference.

10.37                                 Form of Lock-up Agreement between the Company and certain stockholders of Triplex
                                      Pharmaceutical Corporation.  Exhibit 1.5 to the February Form 8-K is incorporated herein by reference.

10.38                                 Form of Lock-up Agreement between the Company and certain of its stockholders.  Exhibit 1.6 to the February Form 8-K is incorporated herein by reference.

10.39*                                Agreement and Plan of Merger dated February 22, 1995 among Oncologix, Inc., the Company and
                                      API Acquisition Company No. 2.  Exhibit 1.7 to the February Form 8-K is incorporated herein by reference.

10.40                                 Form of Warrant.  Exhibit 1.8 to the February Form 8-K is incorporated herein by reference.

10.41*                                Agreement between Oncologix and HCV Group.  Exhibit 1.9 to the February Form 8-K is
                                      incorporated herein by reference.

10.42*                                Escrow Agreement dated February 22,1995 among Oncologix, Inc., Health Care Ventures III,
                                      L.P., Health Care Ventures IV, and Bachner, Tally, Pelevoy & Misher, as escrow agent.
                                      Exhibit 1.10 to the February Form 8-K is incorporated herein by reference.

10.43++                               Form of Employment Agreement with James M. Chubb, Ph.D.  Exhibit 10.46 to the Company's
                                      Registration Statement on Form S-4 (No. 33-91584) dated July 24, 1995 (the "Merger
                                      Registration Statement") is incorporated herein by reference.

10.44++                               Severance Agreement dated June 27, 1995, between the Company and David Leech.  Exhibit 10.47 to the Merger Registration Statement is incorporated herein by reference.

10.45                                 Research and Development Agreement dated January 1, 1992 between Triplex Pharmaceutical
                                      Corporation and Hoechst Aktiengesellschaft.  Exhibit 10.60 to the Merger Registration
                                      Statement is incorporated herein by reference.

10.46                                 Technology Transfer Agreement dated July 18, 1989 among Triplex Pharmaceutical Corporation and Baylor College of Medicine, BCM Technologies, Inc., Michael Edward Hogan and Donald
                                      Joseph Kessler.  Exhibit 10.61 to the Merger Registration Statement is incorporated herein by reference.



EXHIBIT
NUMBER                                                                         EXHIBIT
--------                                                                       --------
10.47                                 Exchange Agreement dated December 12, 1995 among the Company, Health Care Ventures I, L.P.,
                                      Health Care Ventures II, L.P., Health Care Ventures III, L.P. and Health Care Ventures IV,
                                      L.P.  Exhibit 1.2 to the Company's Form 8-K dated December 12, 1995 is incorporated herein by reference.

10.48                                 Amendment No. 2 to License and Development Agreement between the Company and Genzyme
                                      Corporation.  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 1996 (the "September 1996 Form 10-Q") is incorporated herein by reference.


10.49                                 Amendment No. 2 to Stock Purchase Agreement between the Company and Genzyme Corporation.
                                      Exhibit 10.2 to the September 1996 Form10-Q is incorporated herein by reference.

10.50                                 Promissory note payable to Genzyme Corporation, dated September 13, 1996.  Exhibit 10.3 to the September 1996 Form 10-Q is incorporated herein by reference.

10.51+                                Licensing Agreement, dated December 7, 1996, between the Company and  Boehringer Mannheim
                                      GmbH.

11.1+                                 Statement regarding computation of loss per share.

23.1+                                 Consent of Arthur Andersen LLP.

27.1+                                 Financial Data Schedule


_______________________________


+    Filed herewith.

++   Management contract or compensatory plan or arrangement.

* These agreements omit certain exhibits and schedules. The Company will provide a copy of any omitted exhibit or schedule upon request.

** The Company has omitted certain portions of these agreements in reliance upon Rule 406 under the Securities Act.

     (b) Reports on Form 8-K filed in the fourth quarter of fiscal 1996:

     None

                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      ARONEX PHARMACEUTICALS, INC.


Dated: March 26, 1997                 By: /s/ JAMES M. CHUBB
                                          ---------------------------
                                          James M. Chubb
                                          President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ JAMES M. CHUBB          President                            March 26, 1997
--------------------------- (Principal executive officer)
James M. Chubb


/s/ TERANCE A. MURNANE       Controller (Principal               March 26, 1997
---------------------------  financial and accounting officer)
Terance A. Murnane


/s/ MARTIN P. SUTTER         Chairman of the Board of Directors  March 26, 1997
---------------------------
Martin P. Sutter

/s/ GABRIEL LOPEZ-BERESTEIN  Director                            March 26, 1997
---------------------------
Gabriel Lopez-Berestein


/s/ RONALD J. BRENNER        Director                            March 26, 1997
---------------------------
Ronald J. Brenner


/s/ GEORGE B. MACKANESS      Director                            March 26, 1997
---------------------------
George B. Mackaness


/s/ GEOFFREY F. COX          Director                            March 26, 1997
---------------------------
Geoffrey F. Cox


/s/ GREGORY F. ZAIC          Director                            March 26, 1997
---------------------------
Gregory F. Zaic

                         INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE
                                                                        ----
Report of Independent Public Accountants                                 F-2

Balance Sheets as of December 31, 1995 and 1996                          F-3

Statements of Operations for the Years ended December 31, 1994,
 1995 and 1996, and for the Period from Inception
 (June 13, 1986) through December 31, 1996                               F-4

Statement of Stockholders' Equity for the Periof from Inception
 (Jue 13, 1986) through Decembe 31, 1996                                 F-5

Statements of Cash Flows for the Years ended December 31, 1994,
 1995 and 1996, and for the Period from Inception (June 13, 1986)
 through December 31, 1996                                               F-10

Notes to Financial Statements                                            F-11

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 To Aronex Pharmaceuticals, Inc.:


 We have audited the accompanying balance sheets of Aronex Pharmaceuticals, Inc. (a Delaware corporation in the development stage), as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception (June 13, 1986) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aronex Pharmaceuticals, Inc., as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in except share the period ended December 31, 1996 and for the period from inception (June 13, 1986) through December 31, 1996, in conformity with generally accepted accounting principles.

 ARTHUR ANDERSEN LLP


 The Woodlands, Texas
 February 14, 1997

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                 (All amounts in thousands, except share data)

                                    ASSETS


                                                                                        DECEMBER 31
                                                                              --------------------------------
                                                                                 1995                  1996
                                                                               --------            -----------
Current assets:
   Cash and cash equivalents...............................................      $  7,781            $   4,179
   Short-term investments..................................................         2,480               30,414
   Accounts receivable - affiliates........................................           345                   78
   Prepaid expenses and other assets.......................................           288                  663
                                                                                 --------            ---------
        Total current assets...............................................        10,894               35,334
Long-term investments......................................................         1,754                6,795
Furniture, equipment and leasehold improvements, net of accumulated
  depreciation of $1,928 and $2,869, respectively..........................         2,832                2,152
Investment in affiliate....................................................            50                   --
                                                                                 --------            ---------
        Total assets.......................................................      $ 15,530            $  44,281
                                                                                 ========            =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued expenses...................................      $  1,478            $   1,191
   Accrued payroll.........................................................           161                  126
   Note payable to Genzyme.................................................            --                2,000
   Current portion of notes payable-related party..........................            87                   --
   Current portion of other notes payable..................................           211                  325
   Current portion of obligations under capital leases.....................            25                   16
                                                                                  -------            ---------
        Total current liabilities..........................................         1,962                3,658

Long-term obligations:
   Notes payable - related party, net of current portion...................           211                   --
   Other notes payable, net of current portion.............................           446                  121
   Obligations under capital leases, net of current portion................            41                   25
   Deferred revenue........................................................           876                   --
                                                                                 --------            ---------
        Total long-term obligations........................................         1,574                  146

Commitments and Contingencies

Stockholders' equity:
    Preferred stock $.001 par value, 10,000,000 shares authorized,
         none issued and outstanding.......................................            --                   --
      Common stock $.001 par value, 75,000,000 shares authorized, 10,380,056
       and 14,597,247 shares issued and outstanding, respectively...........           10                   15
      Additional paid-in capital............................................       56,342               93,742
      Common stock warrants.................................................        1,488                  968
      Treasury stock........................................................          (11)                 (11)
      Deferred compensation.................................................       (1,536)              (1,949)
      Unrealized loss on investments........................................         (116)                 (75)
      Deficit accumulated during development stage..........................      (44,183)             (52,213)
                                                                                 --------            ---------
                  Total stockholders' equity................................       11,994               40,477

           Total liabilities and stockholders' equity.......................     $ 15,530            $  44,281
                                                                                 ========            =========

   The accompanying notes are an integral part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
             (All amounts in thousands, except loss per share data)

                                                                                    Period from
                                             YEARS ENDED DECEMBER 31,             Inception (June 13,
                                  ---------------------------------------------     1986) through
                                           1994        1995        1996            December 31, 1996
                                  ---------------   ----------  --------------  --------------------
Revenues:
  Interest income...................        $   534    $    452    $ 1,692              $  3,522
  Research and development grants
   and contracts.....................            197       1,248      2,670                 4,209
                                             -------    --------    -------              --------
        Total revenues...............            731       1,700      4,362                 7,731
                                             -------    --------    -------              --------
Expenses:
  Research and development...........          7,637       8,347     10,357                39,142
  Purchase of in-process research
   and development..................             --       8,383        242                 8,625
  General and administrative........          1,950       2,215      1,620                11,163
  Interest expense..................            196         184        173                 1,014
                                            -------    --------    -------              --------
        Total expenses..............          9,783      19,129     12,392                59,944
                                            -------    --------    -------              --------
Net loss............................        $(9,052)   $(17,429)   $(8,030)             $(52,213)
                                            =======    ========    =======              ========
Loss per share......................         $(1.76)     $(2.69)    $(0.62)
                                            =======    ========    =======

Weighted average shares used in
  computing loss per share..........          5,153       6,488     13,048
                                            =======    ========    =======

   The accompanying notes are an integral part of these financial statements.

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STATE COMPANY)

                      STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1996
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 UNREALIZED    DEFICIT
                                                                                  LOSS ON    ACCUMULATED
                                               ADDITIONAL  COMMON                AVAILABLE     DURING                  TOTAL
                               COMMON STOCK     PAID-IN    STOCK     DEFERRED     FOR SALE   DEVELOPMEMT  TREASURY  STOCKHOLDERS'
                             SHARES     AMOUNT  CAPITAL   WARRANTS COMPENSATION  SECURITIES    STAGE       STOCK      EQUITY
                             --------   ------  -------  --------  ------------ -----------  ---------    -------   --------
Sale of Common Stock for
 cash, August through
 December 1986 ($1.6396 per
 share)....................    183,334  $   --  $  301   $   --     $  --        $  --       $    --     $   --       $  301

Issuance of Common Stock
 for license agreement
 rights, October 1986
 ($.006 per share).........     60,606      --       1       --        --           --            --         --            1

Net loss...................         --      --      --       --        --           --           (40)        --          (40)
                            ----------  ------  ------  -------  --------       ------         -----     ------       ------
Balance at December 31,
 1986......................    243,940      --     302       --        --           --           (40)        --          262

Issuance of Common Stock
 in exchange for 8%
 convertible notes, May
 1987 ($3.30 per share)....     90,909       1     299       --        --           --            --         --          300

Net loss...................         --      --      --       --        --           --          (216)        --         (216)
                            ----------  ------  ------  -------  --------       ------         -----     ------       ------
Balance at December 31,
 1987.....................    334,849        1     601       --        --           --          (256)        --          346

Warrants issued to
 purchase 11,364 shares of
 Common Stock.............         --       --      --       --        --           --            --         --           --

Issuance of Common Stock
 for cash, September and
 December 1988 ($.066 per
 share)...................    130,303       --       8       --        --           --            --         --            8

Net loss..................         --       --      --       --        --           --          (832)        --         (832)
                            ----------  ------  ------  -------  --------       ------       -------     ------       ------
Balance at December 31,
 1988.....................    465,152        1     609       --        --           --        (1,088)        --         (478)

Issuance of Common Stock
 for cash, July and
 August 1989 ($.066 per
 share)..................     158,182       --      10       --        --           --            --         --           10

Issuance of Common Stock
 for cash, August 1989
($3.63 per share)........   1,220,386        1   4,429       --        --           --            --         --        4,430

Issuance of Common Stock
 for key man life insurance
 policies, December 1989
 ($3.63)...............         3,862       --      14       --        --           --            --         --           14

Net loss...............            --       --      --       --        --           --          (942)        --         (942)
                            ---------   ------  ------  -------  --------       ------         -----     ------       ------
Balance at December 31,
 1989..................     1,847,582   $    2  $5,062   $   --  $     --   $       --       $(2,030)    $   --       $3,034

                                                                                                   (continued on next page)

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STATE COMPANY)

                      STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1996
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   UNREALIZED      DEFICIT
                                                                                     LOSS ON     ACCUMULATED
                                                ADDITIONAL    COMMON                AVAILABLE      DURING                 TOTAL
                               COMMON STOCK      PAID-IN      STOCK    DEFERRED     FOR SALE     DEVELOPMEMT TREASURY  STOCKHOLDERS'
                             SHARES    AMOUNT    CAPITAL     WARRANTS COMPENSATION  SECURITIES     STAGE      STOCK       EQUITY
                             ------   -------  ----------- ---------- ------------ ------------  ----------- --------- -------------
Balance at December 31,
 1989......................  1,847,582  $   2   $  5,062    $    --    $    --      $    --       $ (2,030)   $    --     $ 3,034

Stock options exercised
 January 1990 ($.66 per
 share)....................        30      --         --         --         --           --             --         --          --

Warrants issued to
 purchase 9,914 shares of
 Common Stock..............        --      --         --         --         --           --             --         --          --

Net loss...................        --      --         --         --         --           --         (1,825)        --      (1,825)
                            ---------   -----   --------    -------    -------      -------       --------    -------     -------

Balance at December 31,
 1990...................... 1,847,612       2      5,062         --         --           --         (3,855)        --       1,209

Stock options exercised,
 May 1991 ($.66 per share).        75      --         --         --         --           --             --         --          --

Issuance of Common Stock
 for cash and notes payable
 including accrued
 interest of $96,505,
 October 1991 ($3.63 per
 share)....................   596,095      --      4,328         --         --           --            --          --       4,328

Deferred compensation
 relating to certain stock
 options...................        --      --        326         --       (326)          --            --          --          --

Compensation expense
 related to stock options..        --      --         --         --        138           --            --          --         138

Net loss...................        --      --         --         --         --           --        (2,914)         --      (2,914)
                            ---------   -----   --------    -------    -------      -------       --------    -------     -------

Balance at December 31,
 1991.....................  2,443,782       2      9,716         --       (188)          --        (6,769)        --        2,761

Stock options exercised,
 January, April, May,
 October and December 1992
 ($.66  per share)........     37,198       --           24         --          --           --           --           --      24

Stock warrants exercised
 April, May and
August 1992 ($3.63 per
 share)....................    11,364       --           41         --          --           --           --           --        41

Issuance of Common Stock
 for cash in initial public
offering, July 1992
 ($14.00 per share)........   850,000        1       10,659         --          --           --           --           --    10,660

Deferred compensation
 relating to certain stock
 options...................        --       --        1,644         --      (1,644)          --           --           --        --

Compensation expense
 related to stock options..        --       --           --         --         460           --           --           --       460

Net loss...................        --       --           --         --          --           --       (4,708)          --    (4,708)
                            ---------    -----     --------    -------     -------      -------     --------      -------   -------

Balance at December 31,
 1992...................... 3,342,344    $   3     $ 22,084    $    --     $(1,372)     $    --     $(11,477)     $    --   $ 9,238
                                                                                                          (continued on next page)

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STATE COMPANY)

                      STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1996
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    UNREALIZED     DEFICIT
                                                                                      LOSS ON    ACCUMULATED
                                                 ADDITIONAL   COMMON                 AVAILABLE      DURING                TOTAL
                                COMMON STOCK      PAID-IN     STOCK      DEFERRED     FOR SALE   DEVELOPMENT TREASURY  STOCKHOLDERS'
                              SHARES    AMOUNT    CAPITAL    WARRANTS  COMPENSATION  SECURITIES     STAGE     STOCK       EQUITY
                              ------   -------   ---------   --------- ------------ -----------  ----------  --------- -------------
Balance at December 31,
 1992......................  3,342,344  $    3    $22,084     $   --     $(1,372)     $  --       $(11,477)   $   --     $ 9,238

Issuance of Common Stock
 for compensation..........      5,000      --         51         --          --         --             --        --          51

Warrants issued to
 purchase 50,172 shares of
 Common Stock..............         --      --         --         --          --         --             --        --          --

Stock options exercised,
 February and November 1993
 ($.66) per share..........     14,465      --          9         --          --         --             --        --           9

Issuance of Common Stock
 for cash, September 1993
 ($14.00 per share)........    357,143      --      4,538         --          --         --             --        --       4,538

Issuance of Common Stock
 for cash in secondary
 public offering November &
 December 1993 ($9.00 per
 share)....................  1,402,250       2     11,462         --          --         --             --        --      11,464

Compensation expense
 related to stock options..         --      --         --         --         396         --             --        --         396

Net loss...................         --      --         --         --          --         --         (6,225)       --      (6,225)
                             ---------  ------    -------     ------     -------      -----       --------    ------     --------
Balance at December 31,
 1993......................  5,121,202       5     38,144         --        (976)        --        (17,702)       --      19,471

Deferred compensation
 relating to certain stock
 options...................         --      --         66         --         (66)        --             --        --          --

Stock options exercised,
 January through October
 1994 ($.66 per share).....     15,111      --         10         --          --         --             --        --          10

Warrants issued to
 purchase 537 shares of
Common Stock...............         --      --         --         --          --         --             --        --          --

 Issuance of additional
 shares of Common Stock
 pursuant to collaborative
 agreement (see Note 6)...      66,163      --         --         --          --         --             --        --          --

Compensation expense
 related to stock options..         --      --         --         --         546         --             --        --         546

Unrealized loss on
 available-for-sale
 securities................         --      --         --         --          --       (315)            --        --        (315)

Net loss...................         --      --         --         --          --         --         (9,052)       --      (9,052)
                             ---------  ------    -------     ------     -------      -----       --------    ------     -------
Balance at December 31,
 1994......................  5,202,476  $    5    $38,220      $  --     $  (496)     $(315)      $(26,754)    $  --     $10,660

                                                                                                         (continued on next page)

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STATE COMPANY)

                      STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1996
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   UNREALIZED     DEFICIT
                                                                                     LOSS ON    ACCUMULATED
                                                 ADDITIONAL   COMMON                 AVAILABLE     DURING                  TOTAL
                                 COMMON STOCK     PAID-IN     STOCK     DEFERRED     FOR SALE   DEVELOPMENT  TREASURY  STOCKHOLDERS'
                              SHARES    AMOUNT    CAPITAL    WARRANTS COMPENSATION  SECURITIES     STAGE      STOCK      EQUITY
                              ------   -------   ----------  -------- ------------ ------------ ----------- --------- -------------
Balance at December 31,
 1994.....................   5,202,476   $  5     $38,220     $  --      $  (496)     $(315)     $(26,754)    $ --       $ 10,660

Deferred compensation
 relating to certain stock
 options...................         --     --       1,380        --       (1,380)        --            --       --             --

Stock options exercised,
 January through December
 1995 ($.66 per share)....      36,958     --          24        --           --         --            --       --             24

Issuance of Common Stock
 and warrants pursuant to
merger agreements (see
 Note 4)..................   3,868,436      4      11,111     2,844           --         --            --       --         13,959

Warrants exercised ($4.50
 per share)...............     705,614      1       3,402      (226)          --         --            --       --          3,177

Issuance of Common Stock
 pursuant to settlement
 agreement (see Note 6)...     531,552     --       2,046    (1,130)          --         --            --       --            916

Issuance of Common Stock
 for services rendered....      37,500     --         159        --           --         --            --       --            159

Treasury stock purchased
 ($4.42 per share)........      (2,480)    --          --        --           --         --            --      (11)           (11)

Compensation expense
 related to stock options..         --     --          --        --          340         --            --       --            340

Unrealized gain on
 available-for-sale
 securities................         --     --          --        --           --        199            --       --            199

Net loss...................         --     --          --        --           --         --       (17,429)      --        (17,429)
                            ----------   ----     -------    ------      -------      -----      --------      ----      --------
Balance at December 31,
 1995....................   10,380,056   $ 10     $56,342    $1,488      $(1,536)     $(116)     $(44,183)    $(11)      $ 11,994

                                                                                                       (continued on next page)

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STATE COMPANY)

                      STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1996
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    UNREALIZED      DEFICIT
                                                                                      LOSS ON      ACCUMULATED             TOTAL
                                                  ADDITIONAL     COMMON              AVAILABLE       DURING                STOCK-
                             COMMON STOCK          PAID-IN       STOCK    DEFERRED    FOR SALE     DEVELOPMEMT  TREASURY  HOLDERS'
                            SHARES       AMOUNT    CAPITAL     WARRANTS COMPENSATION  SECURITIES     STAGE        STOCK    EQUITY
                            ------      -------  ----------- ---------- ------------ ------------  ----------- --------- -----------
Balance at December 31,
 1995...................     10,380,056  $   10   $   56,342   $  1,488   $   (1,536)   $ (116)   $ (44,183)   $   (11)   $  11,994

Warrants redeemed January
 1996....................            --     --           269       (269)          --        --           --         --           --

Deferred compensation
 relating to certain stock
 options.................            --     --           966         --         (966)       --           --         --           --

Issuance of Common Stock
 for cash in secondary
 public offering March &
 April 1996 ($10.00 per
 share)..................     3,450,000      4        32,073         --           --        --           --         --       32,077

Stock options exercised,
 January through December
 1996 ($.04-$9.50 per
 share)..................       106,041     --           343         --           --        --           --         --          343

Warrants exercised January
 through December 1996
($4.50-$12.00 per share).       622,574      1         3,528       (194)          --        --           --         --        3,335

Issuance of Common Stock
 pursuant to settlement
agreements...............        38,722     --           221        (57)          --        --           --         --          164

Compensation expense
 related to stock options.           --     --            --         --          553        --           --         --          553

Unrealized gain on
 available-for-sale
 securities..............            --     --            --         --           --        41           --         --           41

Net loss.................            --     --            --         --           --        --       (8,030)        --       (8,030)
                             ----------   ----       -------   --------      -------    ------     --------    -------     --------
Balance at December 31,
 1996....................    14,597,247   $ 15       $93,742     $  968      $(1,949)   $  (75)     (52,213)   $   (11)    $ 40,477
                             ==========   ====       =======    =======      =======    ======     ========    =======     ========

   The accompanying notes are an integral part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)

                                                                                              Period from
                                                                                               Inception
                                                                                               (June 13,
                                                                 YEARS ENDED DECEMBER 31,    1986) through
                                                            -----------------------------     December 31,
                                                             1994        1995       1996          1996
                                                            ------      -------    ------    --------------
Cash flows from operating activities:

Net loss................................................   $ (9,052)   $(17,429)  $ (8,030)       $(52,213)

Adjustments to reconcile net loss to net cash used in operating activities--

Depreciation and amortization...........................        515         749        936           2,887

Compensation expense related to stock
and stock options.......................................        546         499        553           2,642

Charge for purchase of in-process research
and development.........................................         --       8,383        164           8,547

Unrealized gain (loss) on investments...................       (315)        199         41             (75)

Acquisition costs, net of cash received of
$947,000 in 1995........................................         --        (270)        --            (270)

Loss in affiliate.......................................        150         300         50             500

Accrued interest payable converted to stock.............         --          --         --              97

Changes in assets and liabilities--

Increase in prepaid expenses and other assets...........        (11)         (1)      (375)           (478)

Decrease (increase) in accounts
receivable - affiliates.................................       (313)        (32)       267             (78)

Increase (decrease) in accounts payable and accrued
expenses................................................        235         796       (322)          1,244

Increase (decrease)in deferred revenue..................        251         272       (876)           (353)
                                                           --------    --------   --------        --------

Net cash used in operating activities...................     (7,994)     (6,534)    (7,592)        (37,550)

Cash flows from investing activities:

Net sales (purchases) of investments....................     (1,069)     10,094    (32,975)        (31,474)

Purchase of furniture, equipment and leasehold
improvements............................................     (1,235)       (137)      (256)         (3,769)

Investment in affiliate.................................       (500)         --         --            (500)
                                                           --------    --------   --------        --------

Net cash provided by (used in) investing activities          (2,804)      9,957    (33,231)        (35,734)

Cash flows from financing activities:

Proceeds from notes payable.............................        392          64      2,000           4,672

Repayment of notes payable and principal payments
under capital lease obligations.........................       (296)       (321)      (534)         (2,186)

Purchase of treasury stock..............................         --         (11)        --             (11)

Proceeds from issuance of stock.........................         10       3,200     35,755          74,997
                                                           --------    --------   --------        --------

Net cash provided by financing activities...............        106       2,932     37,221          77,472
                                                           --------    --------   --------        --------

Net increase (decrease) in cash and cash equivalents....    (10,692)      6,355     (3,602)          4,179

Cash and cash equivalents at beginning of period........     12,118       1,426      7,781              --
                                                           --------    --------   --------        --------

Cash and cash equivalents at end of period..............   $  1,426    $  7,781   $  4,179        $  4,179
                                                           ========    ========   ========        ========
Supplemental disclosures of cash flow information:

Cash paid during the period for interest................   $    196    $    184   $    120        $    848

Supplemental schedule of noncash financing activities:

Conversion of notes payable and accrued interest
to Common Stock.........................................    $     --    $     --   $     --        $  3,043

   The accompanying notes are an integral part of these financial statements.

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION

          Aronex Pharmaceuticals, Inc. ("Aronex" or the "Company") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation and Oncologix, Inc. effective September 11, 1995 (see Note 4). Aronex is a development stage company which has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of future revenues. In addition, the Company expects to continue to incur losses for the foreseeable future and there can be no assurance that the Company will successfully complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. The Company's ability to develop these operations may be immensely impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform and product liability exposure. Additionally, the Company is reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and its exclusive license agreements with M.D. Anderson Cancer Center ("MD Anderson"). Further, during the period required to develop these products, the Company will require additional funds which may not be available to it. The Company expects that its existing cash resources will be sufficient to fund its cash requirements through 1998. Accordingly, there can be no assurance of the Company's future success.

2.  ACCOUNTING POLICIES

          Cash, Cash Equivalents and Short- and Long-Term Investments

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

          Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. At December 31, 1996, all short-term investments are held to maturity securities consisting of high-grade commercial paper and U. S. Government backed securities with a carrying value of $30,414,000, which approximates fair market value and cost. Long-term investments include (i) held to maturity securities consisting of high grade commercial paper that mature over one to three years with a carrying value of $5,000,000, which approximates fair market value and cost, and (ii) available for sale securities which are U.S. mortgage backed securities with various maturity dates over the next several years that have an amortized cost of $1,870,000, a fair market value of $1,795,000 and a gross unrealized loss of $75,000 at December 31, 1996. The Company currently has no trading securities.

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

          Furniture, Equipment and Leasehold Improvements

          Furniture and equipment are carried at cost and depreciation is calculated on the straight-line method using a five-year estimated useful life. Leasehold improvements are amortized on the straight-line method over the shorter of the life of the lease or a five-year estimated useful life. Maintenance and repairs that do not improve or extend the life of assets are expensed as incurred. Expenditures which improve or extend the life of assets are capitalized.

          A summary of furniture, equipment and leasehold improvements is as follows (in thousands):

                                                          1995      1996
                                                        --------  --------


 Office furniture and equipment.......................  $   527       571

 Laboratory equipment.................................    2,769     2,986

 Leasehold improvements...............................    1,464     1,464
                                                        -------   -------

                                                          4,760     5,021

Less accumulated depreciation and amortization........   (1,928)   (2,869)
                                                        -------   -------

Furniture, equipment and leasehold improvements, net..  $ 2,832   $ 2,152
                                                        =======   =======

          At December 31, 1995 and 1996, the cost of laboratory equipment held under capital leases aggregated $108,000 and $64,000, respectively. All furniture, equipment and leasehold improvements have been pledged as collateral on notes payable.

          Revenue Recognition

          Research and development grant and contract revenues are recognized as expenses for development activities as they are incurred and the related work is performed under the terms of the contracts. Any revenue contingent upon future performance by the Company is deferred and recognized as the performance is completed. Any revenues resulting from the achievement of milestones are recognized when the milestones are achieved.

          Research and Development

          Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company.

          Loss Per Share

          Loss per share has been computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the periods. During 1994, 1995 and 1996 all Common Stock equivalents were antidilutive.

          Presentation

          In July 1996, the stockholders approved a 1 for 2 reverse stock split and in April 1992, the stockholders approved a 1 for 3.3 reverse stock split. Retroactive effect has been given to the reverse stock splits in stockholders equity and in all per share data in the accompanying financial statements.

          Certain reclassifications have been made to December 31, 1995 balances to conform to current year presentation.

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


          Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  INVESTMENT IN AFFILIATE

          In April 1994, the Company entered into assignment, sublicense, preferred stock purchase and drug development agreements with RGene Therapeutics, Inc. ("RGene"). RGene is involved in the development of novel gene therapy and other nucleic acid-based drugs using proprietary non-viral vectors as delivery systems. Under the terms of the assignment and sublicense agreements, Aronex assigned its rights to certain technology to RGene in return for common stock in RGene. Aronex also purchased $500,000 of RGene's preferred stock through a preferred stock purchase agreement. The Company's $500,000 investment was written off during 1994, 1995 and 1996. In June 1996, RGene completed a merger transaction with Targeted Genetics Corporation ("Targeted Genetics"), a publicly traded company, in which RGene was acquired by Targeted Genetics for approximately 3.64 million shares of Targeted Genetics common stock and contingent rights to receive up to $5 million of Targeted Genetics common stock upon the achievement of certain clinical and business-related milestones prior to December 31, 1998. Through the merger the Company was issued 396,468 shares of Targeted Genetics common stock which are subject to certain restrictions on resale under the Securities Act and certain contractual resale restrictions. The agreements the Company had with RGene have been transferred to Targeted Genetics.

          Under the drug development agreement, Aronex performs research and development of certain RGene projects and is reimbursed its cost plus overhead as defined in the agreement. The agreement has an initial term of three years, which expires in April 1997, and is subject to certain termination provisions. During 1995 and 1996, Aronex recorded $668,000 and $597,000 in revenue related to the drug development agreement.

4.  MERGER AGREEMENTS WITH TRIPLEX PHARMACEUTICAL CORPORATION AND ONCOLOGIX,
    INC.

          On September 11, 1995, Aronex merged with Triplex Pharmaceutical Corporation and Oncologix, Inc. through two newly formed, wholly-owned subsidiaries pursuant to Agreements and Plans of Merger (the "Triplex Agreement" and the "Oncologix Agreement"). These acquisitions were accounted for under the purchase method of accounting in which the aggregate purchase price was allocated to the tangible and intangible assets acquired based on their relative fair values as of the date of the transaction. The excess of the purchase price over the fair value of the net assets acquired, $8.4 million, was assigned to in-process research and development and recorded as an expense in the Statements of Operations. The results of operations and the cash flow for Triplex and Oncologix have been included in the financial statements from the date of acquisition.

          In connection with the Triplex Agreement, the Company issued the following to existing Triplex stockholders and option holders: (i) 3,441,436 shares of Common Stock, (ii) options to purchase 88,912 shares of Common Stock (see Note 6) and (iii) contingent stock issue rights to receive shares of Common Stock with a fair market value of up to $8.0 million, the conversion of which is contingent upon the satisfaction of conditions which relate to the licensing or development of certain products.

          The Company issued contingent rights (the "Triplex Contingent Stock Rights") to the former holders of Triplex stock and options entitling them to receive additional shares of Common Stock upon the occurrence of certain events. The Triplex Contingent Stock Rights entitle the former Triplex stock and option holders to receive shares of Common Stock with an aggregate fair market value at the time of issuance of $5.0 million (subject to certain adjustments) if the Company either (i) enters into an agreement on or before September 11, 1997 with respect to the licensing of a certain

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


product whereby the Company receives at least $5.0 million in cash or an unconditional binding commitment for at least $5.0 million or (ii) obtains data from such clinical trials on or before September 11, 2000 that the Company's Board of Directors determines to be sufficient to file a New Drug Application. In addition, the Triplex Contingent Stock Rights entitle the former Triplex stock and option holders to receive shares of Common Stock with an aggregate fair market value at the time of issuance of $3.0 million if the Company does not receive a minimum of $5.0 million in equity milestone payments from Genzyme on or before September 11, 1997 with respect to the development of a certain product. In no event, however, shall more than 3,500,097 shares of Common Stock (subject to adjustments in the event of stock splits, stock dividends or reclassification of the Common Stock) be issued pursuant to the Triplex Contingent Stock Rights.

          In connection with the Oncologix Agreement, the Company issued the following (i) 427,000 shares of Common Stock to certain Oncologix debt holders,
(ii) warrants (the "Warrants") to purchase approximately 9.0 million shares of Common Stock to Oncologix preferred stockholders, certain former employees and debt holders and (iii) contingent stock issue rights to receive shares of Common Stock with a fair market value of approximately $2.1 million, the conversion of which is contingent upon the satisfaction of conditions which relate to the licensing or development of certain products.

          In connection with the Oncologix merger, the Company issued contingent rights (the "Oncologix Contingent Stock Rights") to certain Oncologix investors entitling them to receive additional shares of Common Stock upon the occurrence of certain events. The Oncologix Contingent Stock Rights entitle such former Oncologix investors to receive shares of Common Stock with a fair market value at the time of issuance of approximately $2.1 million if the Company receives at least $5.0 million in cash or an unconditional binding commitment for at least $5.0 million on or before September 11, 1997 relating to certain products. In no event, however, shall more than 2,135,000 shares of Common Stock (subject to certain adjustments) be issued pursuant to the Oncologix Contingent Stock Rights.

          The Warrants issued in connection with the Oncologix merger consist of three series of warrant rights to purchase approximately 2.4 million, 2.8 million and 3.7 million shares of Common Stock, respectively designated as Series A, Series B and Series C. The Series A, Series B and Series C components are exercisable at $4.50, $8.00 and $12.00 per share, respectively, and had initial expiration dates of December 1996, June 1998 and December 1999, respectively. Upon the failure to exercise a series of warrant rights prior to their expiration, the warrant holder forfeits all remaining rights under the terms of the Warrant.

          The terms of the Series A warrant rights provided that, subject to certain conditions, the Warrants are redeemable at the option of the Company at the redemption price of $0.01 per share of Common Stock purchasable. On October 26, 1995, the Company satisfied the requirements of the Warrant and gave notice that it would redeem the Series A warrant rights on December 29, 1995 (the "Redemption Date"). Subsequent to the notice of redemption, the Company granted the holders of warrant rights a five-day grace period with the effect that the Redemption Date was extended to January 2, 1996.

          In October 1995, the Company was named a defendant in a lawsuit filed by certain warrant holders challenging the redemption of the Warrants. To resolve this matter, the Company entered into an agreement in December 1995 which settled the lawsuit. In accordance with the settlement agreement the plaintiffs were issued 531,551 shares of Common Stock in exchange for 3,576,668 Warrants. The excess of the fair value of the common stock over the warrants recorded value was charged to expense.

          During the fourth quarter of 1995, the Company issued 705,614 shares of Common Stock related to the Series A portion of certain warrants in exchange for approximately $3.2 million. During 1996, the Company issued 481,183, 131,579 and 9,813 shares of Common Stock related to the Series A, Series B and Series C portions of certain warrants in exchange for approximately $3.3 million. At December 31, 1996, there were outstanding Warrants

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


exercisable for approximately 3.2 million shares of Common Stock (approximately
1.4 million and 1.8 million shares relating to the Series B and Series C exercise, respectively).

          The following is an allocation of the purchase price of the tangible and intangible assets acquired based on their estimated fair value as of December 31, 1996:

                                       TRIPLEX       ONCOLOGIX      TOTAL
                                       -------      ----------  -----------
Common Stock issued..................  $ 9,706,000   $1,195,000  $10,901,000
Common Stock options issued..........      214,000           --      214,000
Common Stock Warrants issued.........           --    2,844,000    2,844,000
Costs and expenses of acquisition....      570,000    1,806,000    2,376,000
Liabilities assumed..................      427,000           --      427,000
                                       -----------   ----------  -----------
 Total purchase price                  $10,917,000   $5,845,000  $16,762,000
                                       ===========   ==========  ===========

Current assets.......................  $ 6,844,000  $        --  $ 6,844,000
Furniture, equipment and leasehold
improvements.........................    1,270,000           --    1,270,000
Other assets.........................       23,000           --       23,000
In-process research and development..    2,780,000    5,845,000    8,625,000
                                       -----------   ----------  -----------
 Total purchase price                  $10,917,000   $5,845,000  $16,762,000
                                       ===========   ==========  ===========

  The following summary, prepared on an unaudited pro forma basis, presents the results of operations for the years ended December 31, 1994 and 1995 as if the mergers had occurred on January 1, 1994.

                                            (UNAUDITED)
                                             DECEMBER 31,
                                       -------------------------
                                           1994        1995
                                       ----------   ------------
Pro forma revenues...................    $  3,861   $  3,190
Pro forma expenses...................     (23,775)   (14,793)
                                         --------   --------
Pro forma net loss...................    $(19,914)  $(11,603)
                                         ========   ========

Pro forma net loss per share.........    $  (1.23)  $  (0.64)
                                         ========   ========

          The unaudited summary pro forma results are not necessarily indicative of what actually would have occurred if the mergers had occurred on the above dates, nor is it necessarily indicative of future operating results.

5.           NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

          In June 1993, the Company entered into a master loan agreement for the financing of $1.0 million in furniture, office equipment and laboratory equipment acquisitions. Each loan is collateralized by the furniture and equipment and is payable in 48 monthly installments with a final installment at the end of the loan term not to exceed 20 percent of the purchase price at inception. During 1993 and 1994, the Company borrowed $607,000 and $392,000, respectively, through this agreement. In 1993 and 1994, in connection with the financing, the Company issued to the lender warrants to purchase 5,093 and 2,944 shares of the Common Stock at an exercise price of $12.00 per share that expire in March 2000 and March 2001, respectively. No value was assigned to the warrant as the value of the warrant at the date of issuance was de minimus.

          In July 1990 and October 1992, the Company borrowed $108,000 and $388,000, respectively, from a real estate company related to one of its stockholders to finance the construction of the Company's laboratory and office space. The Company executed promissory notes bearing interest at 10.5 and 12.5 percent per annum, respectively. The July

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1990 note is payable in monthly installments of principal and interest over a five-year period ending July 1995. The October 1992 note, as amended, provides for payment of interest only through October 1994 and monthly payment of principal and interest from November 1994 through January 1999. This note was paid in full in 1996.

          Future principal payments under the master loan agreement follows :


                                           Note Payable
                           Year Ending      Master Loan
                          December 31,       Agreement
                         ---------------   -------------
                             1997           $    325,000
                             1998                121,000
                                            ------------
                             Total          $    446,000
                                            ============

          The Company leases certain office and laboratory equipment under capital leases. The leases have effective interest rates ranging from 15.4 to 18 percent and mature at various dates through March 1999. Future payments under capital lease obligations are as follows:


                           Year Ending      Master Loan
                          December 31,       Agreement
                         ---------------   -------------
                             1997           $     21,000
                             1998                 21,000
                             1999                  7,000
                                            ------------
                             Total          $     49,000
                                                  (8,000)
                                            ------------
                        Less Interest             (8,000)
                                            ------------
                        Lease Obligations        $41,000
                                            ============


6.  STOCKHOLDERS' EQUITY

    Common Stock

          In July 1992, the Company, in an initial public offering, issued 850,000 shares of Common Stock for $14 a share, with the Company receiving net proceeds of approximately $10.7 million. In connection with a collaborative agreement entered into in September 1993 (described in Note 9), Genzyme Corporation ("Genzyme") made a $5 million equity investment in the Company which resulted in Genzyme's ownership of approximately 9 percent of the Company's outstanding Common Stock at the time the investment was made. In September 1994, the Company issued to Genzyme 66,162 additional shares which were contingent on certain stock performance criteria. Genzyme has agreed to make an additional $5 million equity investment in the Company if certain developmental goals of the collaborative agreement are achieved. In November 1993, the Company sold 1,250,000 shares of its Common Stock in a secondary public offering for $9.00 a share which, together with the over-allotment exercise for 152,250 shares of its Common Stock, raised net proceeds of approximately $11.5 million. In May 1996, the Company sold 3,000,000 shares of its Common Stock in a secondary public offering for $10.00 a share which, together with the over-allotment exercise for 450,000 shares of its Common Stock, raised net proceeds of approximately $32.1 million.

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


          Common Stock Warrants

          At December 31, 1996, the Company had Warrants outstanding, relating to certain financing and leasing transactions, to purchase 60,623 shares of Common Stock at exercise prices ranging from $3.63 per share to $14.00 per share. The Warrants expire at various dates through March 2001.

          The Company issued Warrants to purchase approximately 9.0 million shares of Common Stock in connection with the Oncologix merger. At December 31, 1996, Warrants to purchase 3.2 million shares of Common Stock remained outstanding at exercise prices ranging from $8.00 per share to $12.00 per share, expiring at various dates through December 1999 (see Note 4).

          Contingent Stock Rights

          In connection with the Triplex and Oncologix mergers, the Company issued $10.1 million contingent stock rights. At December 31, 1996, the $10.1 million contingent stock rights remain outstanding, contingent upon the development and licensing of certain products (see Note 4).

7.        STOCK OPTION PLANS

          During 1989, the Company's stockholders approved the 1989 Stock Option Plan (the "Plan"). The Plan, as amended in 1992, authorizes the issuance of options covering the greater of (i) 750,000 shares of Common Stock or (ii) 10 percent of the shares of Common Stock outstanding on the last day of the preceding fiscal quarter. The term of each option ranges from five to seven years from the date of grant. At December 31, 1996, 125,697 shares were available for future grant.

          A summary of stock option activity for the Plan follows:


                                         OPTIONS           PRICE
                                       OUTSTANDING       PER SHARE
                                       ------------  -----------------
Balance at December 31, 1993.........      319,120   $   .66 to $14.88
     Granted.........................      144,750   $  4.26 to $11.76
     Exercised.......................      (17,611)               $.66
     Forfeited.......................      (81,652)  $   .66 to $14.88
                                         ---------   -----------------
Balance at December 31, 1994.........      364,607   $   .66 to $14.88
     Granted, including options repriced   578,968   $   .04 to $ 7.00
     Options repriced................      (10,500)  $  7.00 to $14.88
     Exercised.......................      (49,459)  $   .22 to $  .68
     Forfeited.......................      (95,079)  $   .66 to $14.88
                                         ---------   -----------------
Balance at December 31, 1995.........      788,537   $   .04 to $14.88

     Granted............ ............      533,200   $  5.50 to $12.00
     Exercised.......................      (93,541)  $   .04 to $ 9.50
     Forfeited.......................     (109,047)  $  4.24 to $11.00
                                         ---------   -----------------
Balance at December 31, 1996.........    1,119,149   $   .04 to $14.88
                                         =========   =================
Exercisable at December 31, 1996.....      335,737   $   .04 to $14.88
                                         =========   =================

          During 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan. This plan, as amended effective November 14, 1995, authorizes the issuance of options to purchase up to 300,000 shares of Common Stock. Shares issued under this plan expire 10 years from the date of issuance. This plan allows for the issuance of two types of grants: Formula Grants and Discretionary Grants. Formula Grants are fully vested when issued and are issued

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


at a price equal to the fair market value of the Company's stock at the date of issuance. Each non-employee director was issued at 12,500 Formula Grants on November 14, 1995. In addition, the following Formula Grants are issued under this plan: (1) options to purchase 12,500 shares of common stock to each Non-Employee Director upon first being elected to the Board of Directors and (2) options to purchase 3,750 shares of Common Stock annually; beginning on December 31, 1996 to each Non-Employee Director who has served as a director for at least six months. Discretionary Grants may be issued by the Compensation Committee of the Board of Directors and may be issued at less than the fair market value of the Company's stock. In 1996, Discretionary Grants to purchase a total of 87,500 shares of Common Stock were issued to two Non-Employee Directors. These options vest over four years and were issued at less than the fair market value of the Company's Common Stock at the date of grant.

          A summary of stock option activity for the non-employee director plan follows:


                                  Options          Price
                                Outstanding      Per Share
                                ------------  ----------------
Balance at December 31, 1993..       45,000   $          11.00

Forfeited.....................      (15,000)  $          11.00
                                    -------             ------
Balance at December 31, 1994..       30,000   $          11.00
Granted.......................       87,500   $           5.50
Forfeited.....................      (15,000)  $          11.00
                                    -------             ------
Balance at December 31, 1995..      102,500   $ 5.50 to $11.00
                                    -------    ---------------
Granted.......................      110,000   $ 5.50 to $ 9.38
Exercised.....................      (12,500)            $ 5.50
                                    -------             ------
Balance at December 31, 1996..      200,000   $ 5.50 to $11.00
                                    =======    ===============


          The Company records deferred compensation for the difference between the grant price and the deemed fair value for financial statement presentation purposes related to options. Such amount totals $1.9 million at December 31,
1996.   In 1994, 1995 and 1996, $546,000, $340,000 and $553,000, respectively, in related expense was recorded. The balance will be amortized to expense over the remaining vesting periods of the options.

          The Company accounts for these plans under APB Opinion No. 25, under which compensation expense was recorded. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("SFAS 123"), the Company's net loss per share would have been increased to the following pro forma amounts:
                             Year Ended
                             December 31,
                    ---------------------------
                        1995           1996
                    ------------    -----------

Net Loss:

As Reported......   $(17,429,000)   $(8,030,000)
                    ============    ===========
Pro Forma........   $(18,240,000)   $(9,062,000)
                    ============    ===========



Loss Per Share:

As Reported......   $      (2.69)   $     (0.62)
                    ============    ===========
Pro Forma........   $      (2.81)   $     (0.69)
                    ============    ===========


          Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

weighted-average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 5.5% to 7.7% and 5.4% to 6.4%, with no expected dividends; expected lives of 5 years and expected volatility of 116%.

          A summary of the status of the Company's two fixed stock option plans as of December 31, 1995 and 1996 and charges during the years ending on those dates is presented below:

                                                                  1995                                  1996
                                                --------------------------------------    ----------------------------------
                                                                       WEIGHTED-AVEAGE                      WEIGHTED-AVERAGE
         FIXED OPTIONS                                 SHARES          EXERCISE PRICE        SHARES          EXERCISE PRICE
 --------------------------------------------   ----------------      ---------------     -------------   ------------------
Balance at beginning of year..................          394,607             $ 5.37            891,037             $ 4.29
Granted, including options repriced...........          666,468             $ 3.61            643,200             $ 6.89
Options repriced..............................          (10,500)            $11.48                 --                 --
Exercised.....................................          (49,459)            $ 0.49           (106,041)            $ 3.24
Forfeited.....................................         (110,079)            $ 7.30           (109,047)            $ 6.75
                                                      ---------                            ----------
Balance at end of year........................          891,037             $ 4.10          1,319,149             $ 5.27
                                                      =========                            ==========
Options exerciable at year end................          360,657             $ 3.24            437,391             $ 4.10
Weighted-average fair value of
   options granted during the year............        $    6.49                            $     7.99

        The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                        OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                ------------------------------------------------------------  ----------------------------------

                                      AMOUNT             WEIGHTED-AVERAGE                        NUMBER
     RANGE OF                     OUTSTANDING AT             REMAINING       WEIGHTED-AVERAGE  EXERCISABLE AT    WEIGHTED-AVERAGE
     EXERCISE                    DECEMBER 31, 1996        CONTRACTUAL LIFE    EXERCISE PRICE   DECEMBER 31, 1996  EXERCISE PRICE
-------------------            --------------------     -------------------  ----------------  ----------------- ---------------
$  0.04 - $ 3.00                       156,500                   3.0             $ 0.61            151,954             $ 0.61

$  3.01 - $ 7.00                       891,115                   6.5             $ 5.23            226,867             $ 5.01

$  7.01 - $14.88                       271,534                   6.9             $ 8.89             62,750             $10.70
                                     ---------                                                  ----------

                                     1,319,149                                                     437,391
                                     =========                                                  ==========

8.  FEDERAL INCOME TAXES

          The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

          A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the periods ended December 31, 1994, 1995 and 1996, is as follows:

                                                            1994       1995      1996
                                                          --------   --------  --------

Statutory rate                                             (34.0)%    (34.0)%    (34.0)%

Purchase of in-process research and development               --       16.4 %      1.1 %

Stock option compensation not deductible (deductible)        2.1 %      0.7 %     (0.3)%

Adjustment to deferred tax valuation allowance              31.9 %     16.9 %     33.2 %
                                                           -------     ------    -------
                                                             0.0 %      0.0 %      0.0 %
                                                           =======     ======    =======


                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Significant components of the Company's net deferred tax asset at December 31, 1995 and 1996 are as follows:

                                                            1995           1996
                                                        -------------  -------------
Deferred tax assets relating to:
Federal net operating loss carryforwards..............  $ 19,426,600   $ 22,777,400
financial statement depreciation and amortization in
excess of (less than) amount deductible for income
tax purposes..........................................       (13,600)       130,400
Accrued liabilities not currently deductible
for income tax purposes...............................        40,700         42,900
Equity in loss of affiliate not currently
deductible for income tax purposes....................       153,000        170,000
Other items, net......................................       (14,600)       (24,300)
                                                        ------------   ------------
Total deferred items, net.............................    19,592,100     23,096,400
Deferred tax valuation allowance......................   (19,592,100)   (23,096,400)
                                                        ------------   ------------
Net deferred tax asset................................  $         --   $         --
                                                        ============   ============

          At December 31, 1996, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $66.9 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company's ability to utilize these NOLs and tax credits. Accordingly, the Company's ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the merger (see Note 4) with Triplex and Oncologix a change in control as defined by federal income tax law occurred, causing the use of these carryforwards to be limited and possibly eliminated. Additionally, because U.S. tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. A valuation allowance has been established to offset the Company's deferred tax assets as the Company has had losses since inception.
The valuation allowance increased $2,908,000, $10,957,000 and $3,504,000 for the years ended December 31, 1994, 1995 and 1996, respectively. These increases were primarily due to the Company's losses from operations for such periods and the valuation allowance for the net operating loss carryforwards acquired in the 1995 mergers with Triplex and Oncologix (See Note 4). The Company has not made any federal income tax payments since inception.

9.  LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

          The Company has two exclusive license agreements with MD Anderson which may be terminated in the event of a material breach of the terms of the agreement or for failure to convert the licensed subject matter to a commercial form. However, the Company believes its ongoing research and development efforts currently satisfy this obligation to commercialize.

          The license agreements require the Company to pay royalties for licensed patent products or processes based on cumulative net sales percentages. The Company must also pay MD Anderson $200,000 for each FDA-approved product resulting from certain licensed research tasks. No royalties have been paid to date since the Company has had no sales.

          For the years ended December 31, 1994, 1995 and 1996, the Company paid MD Anderson $765,000, $392,000 and $144,000 respectively, for research performed on behalf of the Company.

          The Company entered into a non-exclusive license agreement to use a patented process in the manufacture, use and sale of certain of Aronex's products. An initial fee of $30,000 was paid in 1993. Annual royalty payments are

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


to be computed as a percentage of sales, as defined in the agreement. The royalty payments shall not exceed $1 million in a calendar year and expire upon expiration of the licensed patents.

          In September 1993, the Company entered into a collaborative agreement with Genzyme directed at developing and commercializing Atragen\TM\ (formerly Tretinoin LF). The Company and Genzyme shared clinical development responsibilities and research program funding through the end of 1996. Genzyme was required to make specified milestone payments to the Company totaling up to $1.5 million upon the occurrence of certain events. None of these events occurred through the period ending December 31, 1996. The Company granted Genzyme worldwide marketing rights and an option to manufacture pharmaceutical compositions required for the project. The agreement required Genzyme to pay a royalty on sales of the product, while the Company retained co-promotion rights in the United States. Included on the Company's balance sheet at December 31, 1995 is $190,000 in accounts receivable-affiliates and $576,000 in deferred revenue respectively, relating to the collaborative agreement with Genzyme.

          In September 1996, Genzyme advanced Aronex $2.0 million relating to the $5.0 million equity milestone. The advance was secured by a promissory note bearing interest at nine percent per annum. Early in 1997, the license and development agreement was amended and Genzyme was released from any further obligation to perform development work for Atragen\TM\, and the license granted to Genzyme was converted to an option to market and sell Atragen\TM\ worldwide except for co-promotion rights with Aronex in United States. This option expires six months after filing a New Drug Application (NDA) for Atragen\TM\. To exercise its option, Genzyme is required to pay Aronex $3.0 million and product royalties. The $2.0 million promissory note was cancelled in 1997 and Aronex has recorded this amount as an advance in its 1997 financial statements. If Genzyme exercises its option, Aronex can re-acquire the marketing rights at any time before the end of the six-month period following Genzyme's exercise by returning to Genzyme the $3.0 million received in connection with Genzyme's exercise of the option and repaying Genzyme the $2.0 million advance. Additionally, Aronex is requried to pay Genzyme product royalties, including $500,000 in minimum royalties in the first year. If Genzyme does not exercise its option, Aronex is required to repay Genzyme the $2.0 million advance including accrued interest and product royalties, including $500,000 in minimum royalties in the first year.

          Aronex had a collaborative arrangement with Hoechst under a 1992 agreement between Triplex and Hoechst with respect to collaborative research and development of oligonucleotide products. Under this agreement, Hoechst was obligated to pay the Company quarterly research fees, milestone payments upon the achievement of certain goals and royalties on the sales of any products ultimately licensed to Hoechst. The agreement was renewable and provided for a
term through at least the end of 1996.   The agreement terminated at the end of
1996.

          In 1996, the Company entered into a licensing agreement with Boehringer Mannheim to develop and commercialize AR209. Under the agreement, Boehringer Mannheim is responsible for the remaining pre-clinical and clinical development of AR209 at its expense, and for manufacturing the product. Boehringer Mannheim has agreed to pay the Company $150,000 in license fees in connection with this agreement in 1997, and to pay minimum annual license fees of $100,000 during the term of the agreement. In addition, Boehringer Mannheim is required to pay Aronex up to $2.65 million in milestone payments upon the occurrence of certain events, and will pay Aronex royalties on sales of the product. Aronex has the option to co-promote the product under terms to be negotiated by the parties or to co-market the product if the parties are unable to reach an agreement as to the terms of a co-promotion arrangement. Boehringer Mannheim has the right to terminate this agreement if the cost of developing AR209 are materially greater than anticipated and Boehringer Mannheim determines, in its reasonable discretion, not to proceed with the development of the product in light of such increased costs. The Company has the right to terminate the agreement if Boehringer Mannheim fails to achieve certain milestones.

10.  COMMITMENTS AND CONTINGENCIES

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


          The Company leases laboratory and office space under operating leases from a real estate company which is a related party to a stockholder of Aronex and certain office equipment on a short-term basis. Rental expense was approximately $173,000, $208,000 and $268,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

          Future minimum noncancellable payments under operating leases at December 31, 1996 are as follows:



                        YEAR ENDING
                        DECEMBER 31,     AMOUNT
                        --------------  ---------

                        1997             $182,000
                        1998              154,000
                        1999               25,000
                                         --------
                        Total            $361,000
                                         ========

          In August 1996, the Company entered into a letter of intent to lease a building in 1997 from its current landlord. Under this letter, the Company has committed to lease 30,000 square feet for ten years and pay $500,000 in construction costs, of which $81,000 has been accrued in 1996. The remainder will be payable in 1997.

          The Company is subject to numerous risks and uncertainties because of the nature of and status of its operations. The Company maintains insurance coverage for events and in amounts that it deems appropriate. Management believes that uninsured losses, if any, will not be materially adverse to the Company's financial position or results of operations.

11.   RELATED PARTY TRANSACTIONS AND EMPLOYMENT AGREEMENTS

          In September 1995, the Company entered into an employment agreement with an officer of the Company, for an initial term of one year. Pursuant to the employment agreement, the Company issued 25,000 shares of Common Stock and incentive stock options to purchase 125,000 shares of Common Stock at an exercise price of $4.24 per share. Additionally, a one-time cash bonus was granted equal to the federal income tax liability resulting from the issuance of the 25,000 shares of Common Stock.

          Effective upon the closing of the merger (see Note 4), September 11, 1995, an officer and director of Aronex resigned. As a result of his severance agreement with the Company, this officer was paid $186,000 and the expiration date of all his vested stock options was extended to September 11, 1997. This officer's current benefits, such as medical and disability insurance, were extended for not more than one year after the closing.

          In March 1994, the Company amended a consulting agreement with the Company's chief scientific advisor for a three-year period ending December 31, 1997, whereby the Company is committed to pay consulting fees of $156,000 for 1997. The Company paid $120,000, $132,000 and $144,000 for the years ended December 31, 1994, 1995 and 1996, respectively, pursuant to this agreement.

          During 1993, the Company entered into three-year employment agreements with two of its officers and granted 5,000 shares of Common Stock to each of these officers as a signing bonus which was recorded as compensation expense at fair market value. Both of these officers resigned in 1994, and the Company paid $100,000 and issued 25,000 shares of Common Stock during 1995 relating to the termination of these two officers. During 1994, the Company entered into a three-year employment agreement with a senior clinical director whereby the Company is committed to pay $48,000 for the year ending December 31, 1997.

          During 1996 and 1995, the Company paid $2,500 and $28,500, respectively in consulting fees to a consulting firm which is wholly-owned by a former member of the Board of Directors.

                         ARONEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

          During 1995, the Company entered into a one-year employment agreement with an officer who currently has an outstanding loan with the Company with a balance including interest of $16,654 at December 31, 1996. One half of this balance was forgiven in January 1996. The remaining balance will be forgiven in the next two years, depending upon the accomplishment of agreed upon goals.

          During 1996, the Company entered into an employment agreement with an officer who will start employment in 1997. Pursuant to this employment agreement, the Company is committed to grant 5,000 shares of Common Stock and stock options to purchase 100,000 shares of Common Stock, at an exercise price equal to the fair market value of the Company's Common Stock at the date of employment. On the date of employment, 30,000 of these options vest and the remainder vest monthly over 48 months. Additionally, the Company is committed to pay relocation costs and a bonus equal to the federal income tax liability relating to any taxable relocation costs.

12.   401(K) PLAN

          The Company adopted a 401(k) plan in 1991. Under the plan, employees can contribute up to 20 percent of their compensation subject to limitations as defined by the Internal Revenue Service. The Company has the option to match an employee's contribution up to a maximum of six percent of the employee's annual compensation. Any employer contributions vest over a two-year period. No matching contributions had been made through December 31, 1994. The plan was amended for years after December 31, 1994, whereby the Company will match 25% of each employee's contributions up to a maximum of $1,000 per employee per year. The Company contributed $25,838 and $40,060 in matching contributions for the years ended December 31, 1995 and 1996, respectively.