Form 10-Q
period 1997-03-31
ARONEX PHARMACEUTICALS INC
filed 1997-05-15
CIK 854691

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended March 31, 1997
                                      OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______
                          Commission File No. 0-20111


                         ARONEX PHARMACEUTICALS, INC.
            (Exact name of Registrant as specified in its charter)

          Delaware                                     76-0196535
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

          3400 Research Forest Drive, The Woodlands, Texas 77381-4223
           (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code:  (281) 367-1666

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  [X]          No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           CLASS                                 OUTSTANDING AT MARCH 31, 1997
-----------------------------                    -----------------------------
Common Stock, $.001 par value                         14,644,816 shares

                         ARONEX PHARMACEUTICALS, INC.
                        QUARTERLY PERIOD MARCH 31, 1997

                                     INDEX

                                                                                                            PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS...............................................................   3

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements..............................................................................   3

         Balance Sheets - December 31, 1996 and March 31, 1997 (unaudited).................................   4

         Statements of Operations:
           Three Months Ended March 31, 1996 and March 31, 1997
           (unaudited) and for the Period from Inception (June 13, 1986)
           through March 31, 1997 (unaudited)..............................................................   5

         Statements of Cash Flows:
           Three Months Ended March 31, 1996 and March 31, 1997
           (unaudited) and for the Period from Inception (June 13, 1986)
           through March 31, 1997 (unaudited)..............................................................   6

         Notes to Financial Statements - March 31, 1997....................................................   7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................................................   9

PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K..................................................................  11

SIGNATURES.................................................................................................  12

EXHIBITS

                 FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business -- Manufacturing," "-- Sales and Marketing," "-- Patents, Proprietary Rights and Licenses," "-- Government Regulation," "-- Competition" and "-- Additional Business Risks" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-- Liquidity and Capital Resources" included elsewhere in this report.

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                                BALANCE SHEETS
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                                                            MARCH 31,
                                                                         DECEMBER 31,         1997
                                                                             1996         (UNAUDITED)
                                                                       -------------     ------------
Current Assets:
  Cash and cash equivalents...........................................  $      4,179      $     3,047
  Short-term investments..............................................        30,414           27,068
  Accounts receivable - affiliates....................................            78               --
  Prepaid expenses and other assets...................................           663            1,250
                                                                       -------------     ------------
       Total current assets...........................................        35,334           31,365

Long-term investments.................................................         6,795            8,265
Furniture, equipment and leasehold improvements, net..................         2,152            1,986
                                                                       -------------     ------------
       Total assets................................................... $      44,281     $     41,616
                                                                       ==============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses............................... $       1,191            1,440
  Accrued payroll.....................................................           126              126
  Advance payable to Genzyme..........................................         2,000            2,000
  Current portion of other notes payable..............................           325              325
  Current portion of obligations under capital leases.................            16               16
                                                                       -------------     ------------
       Total current liabilities......................................         3,658            3,907

Long-term obligations:
  Other notes payable, net of current portion......................... $         121     $         62
  Obligations under capital leases, net of current portion............            25               21
                                                                       -------------     ------------
       Total long-term obligations....................................           146               83

Commitments and contingencies
Stockholders' equity:
  Preferred stock $.001 par value, 10,000,000 shares authorized,
   none issued and outstanding........................................            --               --
  Common stock $.001 par value, 75,000,000 shares authorized,
   14,597,247 and 14,664,816 shares issued and outstanding,
   respectively.......................................................            15               15
  Additional paid-in capital..........................................        93,742           93,858
  Common stock warrants...............................................           968              968
  Treasury stock......................................................           (11)             (11)
  Deferred compensation...............................................        (1,949)          (1,792)
  Unrealized loss on investments......................................           (75)            (106)
  Deficit accumulated during development stage........................       (52,213)         (55,306)
                                                                       -------------     ------------
       Total stockholders' equity.....................................        40,477           37,626
                                                                       -------------     ------------
       Total liabilities and stockholders' equity..................... $      44,281     $     41,616
                                                                       =============     ============

The accompanying notes are an integral part of these financial statements.

                           STATEMENTS OF OPERATIONS
            (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                  (UNAUDITED)




                                                                    PERIOD FROM
                                                                     INCEPTION
                                                                     (JUNE 13,
                                          THREE MONTHS ENDED           1986)
                                               MARCH 31,              THROUGH
                                         --------------------         MARCH 31,
                                            1996          1997          1997
                                         -----------   -----------  -----------
Revenues:
  Interest income......................  $       142   $       592   $    4,114
  Research and development grants
    and contracts......................          543           286        4,495
                                         -----------   -----------  -----------
       Total revenues..................          685           878        8,609
                                         -----------   -----------  -----------
Expenses:
  Research and development.............        2,322         3,485       42,627
  Purchase of in-process research
    and development....................           --            --        8,625
  General and administrative...........          395           456       11,619
  Interest expense.....................           41            30        1,044
                                         -----------   -----------  -----------
       Total expenses..................        2,758         3,971       63,915
                                         -----------   -----------  -----------
Net loss...............................  $    (2,073)  $    (3,093) $   (55,306)
                                         ===========   ===========  ===========
Net loss per share.....................  $     (0.19)  $     (0.21)
                                         ===========   ===========

Weighted average shares used in
  computing net loss per share.........       10,647        14,620


  The accompanying notes are an integral part of these financial statements.

                           STATEMENTS OF CASH FLOWS
                          (ALL AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                PERIOD FROM
                                                                                                 INCEPTION
                                                                                                 (JUNE 13,
                                                                     THREE MONTHS ENDED            1986)
                                                                          MARCH 31,               THROUGH
                                                                    --------------------------    MARCH 31,
                                                                        1996          1997          1997
                                                                    ------------   -----------   -----------
Cash flows from operating activities:
  Net loss........................................................  $     (2,073)  $    (3,093)  $   (55,306)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities-
      Depreciation and amortization                                          244           259         3,146
      Compensation expense related to stock and stock options                131           193         2,835
      Charge for purchase of in-process research and development              --            --         8,547
      Unrealized loss on investment                                          (50)          (31)         (106)
      Acquisition costs, net of cash received                                 --            --          (270)
      Loss in affiliate                                                       50            --           500
      Changes in assets and liabilities:
        Decrease (increase) in prepaid expenses and other assets             108          (587)       (1,065)
        Decrease in accounts receivable - affiliates                         165            78            --
        Increase (decrease) in accounts payable and accrued
          expenses                                                          (773)          249         1,493
        Increase in deferred revenue                                          50            --          (353)
      Accrued interest payable converted to stock                             --            --            97
                                                                    ------------   -----------   -----------
          Net cash used in operating activities                           (2,148)       (2,932)      (40,482)

Cash flows from investing activities:
  Net sales (purchases) of investments                                     2,530         1,876       (29,598)
  Purchase of furniture, equipment and leasehold improvements                (38)          (93)       (3,862)
  Investment in affiliate                                                     --            --          (500)
                                                                    ------------   -----------   -----------
          Net cash provided by (used in) investing activities              2,492         1,783       (33,960)

Cash flows from financing activities:
  Proceeds from notes payable                                                 --            --         4,672
  Repayment of notes payable and principal payments under capital
    lease obligations                                                        (77)          (63)       (2,249)
  Purchase of treasury stock                                                  --            --           (11)
  Proceeds from issuance of stock                                          2,122            80        75,077
                                                                    ------------   -----------   -----------
          Net cash provided by (used in) financing activities              2,045            17        77,489
                                                                    ------------   -----------   -----------
Net increase (decrease) in cash and cash equivalents                       2,389        (1,132)           --
Cash and cash equivalents at beginning of period                           7,781         4,179            --
                                                                    ------------   -----------   -----------
Cash and cash equivalents at end of period                          $     10,170   $     3,047   $     3,047
                                                                    ============   ===========   ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                          $         41   $        20   $       868
Supplemental schedule of noncash financing activities:
  Conversion of notes payable and accrued interest to
    common stock                                                    $         --   $        --   $     3,043


  The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Aronex Pharmaceuticals, Inc. ("Aronex" or the "Company") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation ("Triplex") and Oncologix, Inc. ("Oncologix") effective September 11, 1995. Aronex is a development stage company which has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of significant future revenues. In addition, the Company expects to continue to incur losses for the foreseeable future and there can be no assurance that the Company will complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. The Company's ability to develop these operations may be impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform and product liability exposure. Additionally, the Company is reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and its exclusive license agreements with M.D. Anderson Cancer Center ("MD Anderson") and an affiliate of Baylor College of Medicine ("Baylor"). Further, during the period required to develop these products, the Company will require additional funds which may not be available to it. The Company expects that its existing cash resources will be sufficient to fund its cash requirements through 1998. Accordingly, there can be no assurance of the Company's future success.

     The balance sheet at March 31, 1997 and the related statements of operations and cash flows for the three month periods ending March 31, 1997 and 1996 and the period from inception (June 13, 1986) through March 31, 1997 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1996 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

2.   ACCOUNTING POLICIES

     In January 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per share" ("SFAS 128"). Management believes that this statement will have no material effect on its financial statements.

3.   CASH, CASH EQUIVALENTS AND INVESTMENTS

     Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. At March 31, 1997, all short-term investments are held to maturity securities consisting of high-grade commercial paper and U. S. Government backed securities with a carrying value of $27,068,000, which approximates fair market value and cost. Long-term investments include (i) held to maturity securities consisting of high-grade commercial paper that mature over one to two years with a carrying value of $6,500,000, which approximates fair market value and cost, and (ii) available for sale securities which are U.S. mortgage backed securities with various maturity dates over the next several years that have an amortized cost of $1,871,000, a fair market value of $1,765,000 and a gross unrealized loss of $106,000 at March 31, 1997. The Company currently has no trading securities.

4.   FEDERAL INCOME TAXES

     At December 31, 1996, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $66.9 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company's ability to utilize these NOLs and tax credits. Accordingly, the Company's ability to utilize its NOLs and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the 1995 mergers with Triplex and Oncologix a change in control as defined by federal income tax law occurred, causing the use of these carryforwards to be limited and possibly eliminated. Additionally because U.S. tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. A valuation allowance has been established to offset the Company's deferred tax assets as the Company has had losses since inception. The Company has not made any income tax payments since inception.

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

6.   SUBSEQUENT EVENT

     In April 1997, the Company signed a building lease from its current landlord. Under this lease, the Company has committed to lease 30,000 square feet for ten years at approximately $2.00 per square foot per month and pay certain construction costs. The Company will occupy this lease space late in 1997 or early in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     OVERVIEW

     Since its inception in 1986, Aronex Pharmaceuticals, Inc. ("Aronex" or the "Company") has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years as it expends its resources for product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained losses of approximately $55.3 million through March 31, 1997. The Company has financed its research and development activities and operations primarily through public and private offerings of securities. The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

     THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1997

     Revenues from research and development grants and contracts were $286,000 and $543,000 for the three months ended March 31, 1997 and 1996, respectively. The main reasons for the $257,000 decrease are as follows: a decrease of $300,000 in revenues from Hoechst Marion Roussel, Inc. ("Hoechst") and a decrease of $73,000 from Small Business Innovative Research ("SBIR") grants, as the Hoechst agreement terminated at the end of 1996 and no SBIR grants have been received for 1997. These decreases were partially offset by $150,000 in revenue from the Company's license agreement with Boehringer Mannheim GmbH.

     Interest income on cash, cash equivalents and investments was $592,000 and $142,000 for the three months ended March 31, 1997 and 1996, respectively. The increase of $450,000 was primarily due to an increase of funds available for investment in 1997 resulting from cash received from the completion of a stock offering in May 1996.

     Research and development expenses were $3,485,000 in the first quarter of 1997 compared to $2,322,000 in the first quarter of 1996. The increase of $1,163,000 was primarily due to an increase of $204,000 in pharmaceutical development salaries and payroll costs, including cost relating to the hiring of a Vice President of Pharmaceutical Development and Operations, an increase of $522,000 in drug manufacturing costs relating mainly to Nyotran/(TM)/ and Zintevir/(TM)/ and an increase of $249,000 in outside pharmacology studies relating to Nyotran/(TM)/ and Atrogen/(TM)/.

     General and administrative expenses were $456,000 in the first quarter of 1997 and $395,000 in the first quarter of 1996 due primarily to increased salaries, including three new positions, and payroll costs.

     Interest expense was $30,000 and $41,000 for the three months ended
March 31, 1997 and 1996, respectively. The $11,000 decrease in interest expense resulted primarily from a decrease in the amount of laboratory equipment obtained through leases and promissory notes payable.

     Net loss for the first quarter of 1997 increased by $1,020,000 to $2,073,000 compared to $3,093,000 for the first quarter of 1996, due mainly to the increase in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company's primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. The Company has raised an aggregate of approximately $75 million from the sale of equity securities from its inception through March 31, 1997.
In July 1992, the Company raised net proceeds of approximately $10.7 million in the initial public offering of its Common Stock. In September 1993, the Company entered into a collaborative agreement with Genzyme relating to the development and commercialization of Atrogen/(TM)/, in connection with which the Company received net proceeds of approximately $4.5 million from the sale of Common Stock to Genzyme. In November 1993 and May 1996, the Company raised net proceeds of approximately $11.5 and $32.1 million, respectively, in public offerings of Common Stock. From October 1995 through March 31, 1997, the Company received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in its 1995 merger with Oncologix, Inc. From its inception until March 31, 1997, the Company also received an aggregate of $4.5 million cash from collaborative arrangements and SBIR grants. In September 1995, the Company's cash and securities held to maturity increased by approximately $6.7 million as a result of its 1995 merger with Triplex Pharmaceutical Corporation.

     The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Cash of $2.1 million and $2.9 million was used in operating activities during the first quarter of 1996 and 1997, respectively. The Company had cash, cash-equivalents and short-term and long-term investments of $38.4 million as of March 31, 1997, consisting primarily of cash and money market accounts, and United States government securities and investment grade corporate bonds.

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

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

              +10.1 Amendment No. 3 to License and Development Agreement between the Company and Genzyme Corporation.

               10.2 Amendment No. 3 to Stock Purchase Agreement between the Company and Genzyme Corporation.

               10.3 Employment agreement dated December 5, 1996 between the Company and Praveen Tyle, Ph.D.

               10.4 Employment agreement dated February 25, 1997 between the Company and David S. Gordon, M.D.

               11.1  Statement regarding computation of per share earnings.

               27.1  Financial data schedule.

          (b)  Reports on Form 8-K

               None


+ Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ARONEX PHARMACEUTICALS, INC.



Dated:    May 7, 1997                   By:  /s/  JAMES M. CHUBB
                                             ------------------------------
                                             James M. Chubb, Ph.D.
                                             President and Chief
                                             Executive Officer



Dated:    May 7, 1997                   By:  /s/  TERANCE A. MURNANE
                                             ------------------------------
                                             Terance A. Murnane
                                             Controller