Form 10-Q
period 1997-06-30
ARONEX PHARMACEUTICALS INC
filed 1997-08-13
CIK 854691

-----------------------------------------------------------------------------
------------------------------------------------------------------------------



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------
                                   FORM 10-Q
(Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1997
                                      OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________
                          Commission File No. 0-20111
                         ARONEX PHARMACEUTICALS, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                               76-0196535
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)
          3400 Research Forest Drive, The Woodlands, Texas 77381-4223
               (Address of principal executive office) (Zip Code)
      Registrant's telephone number, including area code: (281) 367-1666

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes (X)       No ( )
      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                  Class                         Outstanding at June 30, 1997
                  -----                         ----------------------------
     Common Stock, $.001 par value                    14,687,394 shares

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                         ARONEX PHARMACEUTICALS, INC.
                        Quarterly Period June 30, 1997

                                     INDEX
                                                                          Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS..............................   3

PART I.     Financial Information

Item 1 Financial Statements...............................................   3

       Balance Sheets - December 31, 1996 and June 30, 1997 (unaudited)...   4

       Statements of Operations:
         Six Months Ended June 30, 1996 and June 30, 1997
         (unaudited) and for the Period from Inception (June 13, 1986)
         through June 30, 1997 (unaudited)................................   5

       Statements of Cash Flows:
         Six Months Ended June 30, 1996 and June 30, 1997
         (unaudited) and for the Period from Inception (June 13, 1986)
         through June 30, 1997 (unaudited)................................   6

       Notes to Financial Statements - June 30, 1997......................   7

Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   9


PART II.     Other Information

Item 4 Submission of Matters to Vote of Security Holders .................  12

Item 6 Exhibits and Reports on Form 8-K...................................  13


SIGNATURES  ..............................................................  14

                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business - Manufacturing," "- Sales and Marketing," "Patents, Proprietary Rights and Licenses," "- Government Regulation," "- Competition" and "- Additional Business Risks" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "- Liquidity and Capital Resources" included elsewhere in this report.

PART I.     FINANCIAL INFORMATION

Item 1     Financial Statements

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


                         ARONEX PHARMACEUTICALS, INC.
                         (A development stage company)

                                BALANCE SHEETS
                 (All amounts in thousands, except share data)


                                     ASSETS


                                                                     June 30,
                                                      December 31,    1997
                                                          1996     (Unaudited)
                                                      -----------   ---------
Current Assets:
  Cash and cash equivalents.......................    $     4,179   $   6,233
  Short-term investments..........................         30,414      25,468
  Accounts receivable - affiliates................             78          --
  Prepaid expenses and other assets...............            663         841
                                                      -----------   ---------
     Total current assets.........................         35,334      32,542

Long-term investments.............................          6,795       3,765
Furniture, equipment and leasehold improvements,
   net ...........................................          2,152       1,742
Other assets......................................             --         147
                                                      -----------   ---------
     Total assets.................................    $    44,281   $  38,196
                                                      ===========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...........    $     1,191   $   1,153
  Accrued payroll.................................            126         101
  Advance payable to Genzyme......................          2,000       2,000
  Current portion of other notes payable..........            325         298
  Current portion of obligations under capital
    leases .......................................             16          16
                                                      -----------   ---------
     Total current liabilities....................          3,658       3,568

Long-term obligations:
  Other notes payable, net of current portion.....            121          --
  Obligations under capital leases, net of
   current portion ...............................             25          18
                                                      -----------   ---------
     Total long-term obligations..................            146          18

Commitments and contingencies

Stockholders' equity:
  Preferred stock $.001 par value, 5,000,000
   shares authorized, none issued and
   outstanding.... ...............................             --          --
  Common stock $.001 par value, 30,000,000 shares
   authorized, 14,597,247 and 14,687,394 shares
   issued and outstanding, respectively...........             15          15
  Additional paid-in capital......................         93,742      93,699
  Common stock warrants...........................            968         968
  Treasury stock..................................            (11)        (11)
  Deferred compensation...........................         (1,949)     (1,448)
  Unrealized loss on investments..................            (75)       (106)
  Deficit accumulated during development stage....        (52,213)    (58,507)
                                                      -----------   ---------
     Total stockholders' equity...................         40,477      34,610
                                                      -----------   ---------
  Total liabilities and stockholders' equity......    $    44,281   $  38,196
                                                      ===========   =========

  The accompanying notes are an integral part of these financial statements.



                         ARONEX PHARMACEUTICALS, INC.
                         (A development stage company)


                           STATEMENTS OF OPERATIONS
            (All amounts in thousands, except loss per share data)
                                  (Unaudited)






                                                                        Period
                                                                         from
                                                                       Inception
                                                                       (June 13,
                               Six Months Ended    Three Months Ended    1986)
                                    June 30,            June 30,        through
                                                                        June 30,
                                 1996     1997       1996      1997       1997
                               -------   ------    -------    ------    -------
Revenues:
  Interest income ............ $   470   $1,123    $   328    $  531   $  4,645
  Research and development
    grants and contracts .....   1,008      316        465        30      4,525
                               -------  -------   --------  --------   --------
Total revenues ...............   1,478    1,439        793       561      9,170
                               -------  -------   --------  --------   --------

Expenses:
  Research and development ...   4,845    6,652      2,523     3,167     45,794
  Purchase of in-process
    research and development .     191       --        191        --      8,625
  General and administrative .     771      931        376       475     12,094
  Interest expense and other .      71      150         30       120      1,164
                               -------  -------   --------  --------   --------
Total expenses ..............    5,878    7,733      3,120     3,762     67,677
                               -------  -------   --------  --------   --------
Net loss ....................  $(4,400) $(6,294)  $ (2,327) $ (3,201)  $(58,507)
                               =======  =======   ========  ========   ========



Loss per share ..............  $ (0.38)  $(0.43)   $ (0.19)   $(0.22)
                                 =====    =====      =====     =====
Weighted average shares used
 in computing loss per share     11,527   14,646     12,404    14,671













  The accompanying notes are an integral part of these financial statements.


                         ARONEX PHARMACEUTICALS, INC.
                         (A development stage company)

                           STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                  (Unaudited)
                                                                                                          Period from
                                                                                                            Inception
                                                                                                         (June 13, 1986)
                                                                                     Six Months Ended        through
                                                                                          June 30,           June 30,
                                                                                     1996         1997         1997
                                                                                  ----------- ------------   --------

Cash flows from operating activities:
  Net loss ..................................................................     $ (4,400)     $ (6,294)     $(58,507)

  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities-
      Depreciation and amortization .........................................          486           475         3,362
      Loss on disposal of assets ............................................         --             107           107
      Compensation expense related to stock and stock options ...............          303           315         2,957
      Charge for purchase of in-process research and development                       191          --           8,547
              Unrealized gain (loss) on investment                                       8           (31)         (106)
      Acquisition costs, net of cash received ...............................          (26)         --            (270)
      Loss in affiliate .....................................................           50          --             500
      Changes in assets and liabilities:
        Increase in prepaid expenses and other assets .......................         (443)         (178)         (656)
        Decrease in accounts receivable - affiliates ........................          172            78          --
        Increase (decrease) in accounts payable and accrued
             expenses .......................................................         (413)          (63)        1,181
        Increase (decrease) in deferred revenue .............................           50          --            (353)
      Accrued interest payable converted to stock ...........................         --            --              97
                                                                                  --------      --------      --------
            Net cash used in operating activities ...........................       (4,022)       (5,591)      (43,141)

Cash flows from investing activities:
  Net sales (purchases) of investments ......................................      (35,523)        7,976       (23,498)
  Purchase of furniture, equipment and leasehold improvements ...............          (41)         (206)       (3,975)
  Proceeds from sale of assets ..............................................         --              34            34
  Increase in other assets ..................................................         --            (147)         (147)
  Investment in affiliate ...................................................         --            --            (500)
                                                                                  --------      --------      --------
            Net cash provided by (used in) investing activities .............      (35,564)        7,657       (28,086)

Cash flows from financing activities:
  Proceeds from notes payable and capital leases ............................         --            --           4,672
  Repayment of notes payable and principal payments under capital
   lease obligations ........................................................         (411)         (155)       (2,341)
  Purchase of treasury stock ................................................         --            --             (11)
  Proceeds from issuance of stock ...........................................       35,378           143        75,140
                                                                                  --------      --------      --------
            Net cash provided by (used in) financing activities .............       34,967           (12)       77,460
                                                                                  --------      --------      --------
Net increase (decrease) in cash and cash equivalents ........................       (4,619)        2,054         6,233
Cash and cash equivalents at beginning of period ............................        7,781         4,179          --
                                                                                  --------      --------      --------

Cash and cash equivalents at end of period ..................................     $  3,162       $ 6,233      $  6,233
                                                                                  ========       =======      ========


Supplemental disclosures of cash flow information:
  Cash paid during the period for interest ..................................     $    30        $    43      $    891
Supplemental schedule of noncash financing activities:
  Conversion of notes payable and accrued interest to common$stoc$ ..........     $   --         $   --       $  3,043

  The accompanying notes are an integral part of these financial statements.

                         ARONEX PHARMACEUTICALS, INC.
                         (A development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

1. Organization and Basis of Presentation

   Aronex Pharmaceuticals, Inc. ("Aronex" or the "Company") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation ("Triplex") and Oncologix, Inc. ("Oncologix") effective September 11, 1995. Aronex is a development stage company which has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of significant future revenues. In addition, the Company expects to continue to incur losses for the foreseeable future and there can be no assurance that the Company will complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. The Company's ability to develop these operations may be impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform and product liability exposure. Additionally, the Company is reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and its exclusive license agreements with M.D. Anderson Cancer Center ("MD Anderson") and an affiliate of Baylor College of Medicine ("Baylor"). Further, during the period required to develop these products, the Company will require additional funds which may not be available to it. The Company expects that its existing cash resources will be sufficient to fund its cash requirements through mid-1999. Accordingly, there can be no assurance of the Company's future success.

   The balance sheet at June 30, 1997 and the related statements of operations and cash flows for the six month period ending June 30, 1997 and 1996 and the period from inception (June 13, 1986) through June 30, 1997 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1996 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

2. Accounting Policies

   In January 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per share" ("SFAS 128").
Management believes that this statement will have no material effect on its financial statements.

3. Cash, Cash Equivalents and Investments

   Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. At June 30, 1997, all short-term investments are held to maturity securities consisting of high-grade commercial paper and U. S. Government backed securities with a carrying value of
$25,468,000, which approximates fair market value and cost. Long-term investments include (i) held to maturity securities consisting of high-grade commercial paper that mature over one to two years with a carrying value of $2,000,000, which approximates fair market value and cost, and (ii) available for sale securities which are U.S. mortgage backed securities with various maturity dates over the next several years that have an amortized cost of $1,871,000, a fair market value of $1,765,000 and a gross unrealized loss of $106,000 at June 30, 1997. The Company currently has no trading securities.

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

5. Reverse Stock Split

   At a special Meeting of Stockholders held on May 24,1996, the stockholders of the Company approved a one-for-two reverse split of the Common Stock (the "Reverse Split"). The Reverse Split became effective with the filing of an amendment to the Company's Certificate of Incorporation on July 1, 1996. The accompanying financial statements have been restated to give effect to the Reverse Split.

6. Building Lease

   In April 1997, the Company signed a lease for a new building with its current landlord, under which, the Company has committed to lease 30,000 square feet for ten years at approximately $2.00 per square foot per month and to pay certain construction costs. The Company expects to occupy this lease space late in 1997 or early in 1998.

7. Contingent Stock Rights

   In connection with the Triplex merger agreement, the Company issued contingent rights (the "Triplex Contingent Stock Rights") to the former holders of Triplex stock and options entitling them to receive additional shares of Common Stock upon the occurrence of certain events. The Triplex Contingent Stock Rights entitle the former Triplex stock and option holders to receive shares of Common Stock with an aggregate fair market value at the time of issuance of $5.0 million (subject to certain adjustments) if the Company either (i) enters into an agreement on or before September 11, 1997 with respect to the licensing of ZintevirTM whereby the Company receives at least $5.0 million in cash or an unconditional binding commitment for at least $5.0 million or (ii) obtains data from clinical trials of ZintevirTM on or before September 11, 2000 that the Company's Board of Directors determines to be sufficient to file an NDA. In addition, the Triplex Contingent Stock Rights entitle the former Triplex stock and option holders to receive shares of Common Stock with an aggregate fair market value at the time of issuance of $3.0 million if the Company does not receive a minimum of $5.0 million in equity milestone payments from Genzyme on or before September 11, 1997 with respect to the development of AtragenTM. In no event, however, shall more than 3,500,097 shares of Common Stock (subject to adjustments in the event of stock splits, stock dividends or reclassification of the Common Stock) be issued pursuant to the Triplex Contingent Stock Rights. The Company has not received the minimum equity milestone payments from Genzyme contemplated by the Triplex Contingent Stock Rights. The Company will be required to issue shares of Common Stock under such contingent rights with an aggregate fair market value at the time of issuance of $3,000,000 and will record a corresponding non-cash research and development expense of $3,000,000 in the third quarter of 1997 if equity milestone payments of $5,000,000 are not received from Genzyme relating to AtragenTM on or before September 11, 1997.

     Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Overview

   Since its inception in 1986, Aronex Pharmaceuticals, Inc. ("Aronex" or the "Company") has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years as it expends its resources for product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained losses of approximately $58.5 million through June 30, 1997. The Company has financed its research and development activities and operations primarily through public and private offerings of securities. The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

   Three and Six Month Periods Ended June 30, 1996 and 1997

   Revenues from research and development grants and contracts were $30,000 and $465,000 for the three months ended June 30, 1997 and 1996, respectively, a decrease of $435,000. Research and development grants and contracts were $316,000 and $1,008,000 for the six months ended June 30, 1997 and 1996, respectively, a decrease of $692,000. These decreases were due to the following:
(i) no revenues from Hoechst Marion Roussel, Inc. ("Hoechst") in 1997 compared to $600,000 for the six months ended June 30, 1996, as the agreement terminated at the end of 1996; (ii) no Small Business Innovative Research ("SBIR") grant revenue in 1997 compared to $73,000 for the six months ended June 30, 1996, as there are currently no SBIR grants in 1997 and (iii) a decrease in the development revenue from Targeted Genetics Incorporated ("Targeted") to $150,000 for the six months ended June 30, 1997 from $335,000 for the corresponding period in 1996. This three year agreement with Targeted ended in the second quarter of 1997. The decreases in research and development revenues were partially offset by $150,000 in revenue received in the first quarter of 1997 from the Company's license agreement with Boehringer Mannheim GmbH.

   Interest income was $531,000 and $328,000 for the three months ended June 30, 1997 and 1996, respectively, an increase of $203,000. Interest income was $1,123,000 and $470,000 for the six months ended June 30, 1997 and 1996, respectively, an increase of $653,000. These increases were primarily due to an increase of funds available for investment resulting from cash received from the completion of a stock offering in May 1996.

   Research and development expenses were $3,167,000 and $2,523,000 for the three months ended June 30, 1997 and 1996, respectively, an increase of $644,000. Research and development expenses were $6,652,000 and $4,845,000 for the six months ended June 30, 1997 and 1996, respectively, an increase of $1,807,000. These increases were primarily due to an increase of $756,000 in medical affairs and pharmaceutical development salaries and payroll costs, including costs relating to the hiring of a Vice President of Pharmaceutical Development and Operations and a Senior Vice President of Medical Affairs and Chief Medical Officer, an increase of $789,000 in drug manufacturing costs relating mainly to NyotranTM and ZintevirTM and an increase of $406,000 in outside pharmacology studies relating mainly to NyotranTM and AtragenTM. The increases were partially offset by a decrease of $287,000 in research expenses in the second quarter of 1997 as the majority of the Company's internal research efforts were eliminated in the second quarter of 1997. The Company's decision to eliminate such research efforts was related in part to the termination of research funding from Hoechst.

   In-process research and development represents costs incurred during the six month period ended June 30, 1996 related to the 1995 mergers of Triplex Pharmaceutical Corporation ("Triplex") and Oncologix, Inc.("Oncologix") with subsidiaries of the Company, and consists of the settlement of a lawsuit that had been filed by certain common stockholders of Oncologix. In connection with the Triplex merger, the Company issued contingent rights to the former holders of Triplex stock and options entitling them to receive additional shares of Common Stock upon the occurrence of certain events. The Company will be required to issue shares of Common Stock under such contingent rights with an aggregate fair market value at the time of issuance of $3,000,000 and will record a corresponding non-cash research and development expense of $3,000,000 in the third quarter of 1997 if equity milestone payments of $5,000,000 are not received from Genzyme relating to AtragenTM on or before September 11, 1997. See
Note 7 of Notes to Finanacial Statements.

   General and administrative expenses were $475,000 and $376,000 for the three months ended June 30, 1997 and 1996, respectively, an increase of $99,000. General and administrative expenses were $931,000 and $771,000 for the six months ended June 30, 1997 and 1996, respectively, an increase of $160,000. These increases were primarily due to an increase of $106,000 in salaries and payroll costs, which includes several new positions and a related increase in operating costs.

   Interest expense and other was $120,000 and $30,000 for the three months ended June 30, 1997 and 1996, respectively, an increase of $90,000. Interest expense and other was $150,000 and $71,000 for the six months ended June 30, 1997 and 1996, respectively, an increase of $71,000. These increases in interest expense and other resulted primarily from a loss on disposal of assets of $107,000 in the quarter ended June 30, 1997 that relates to the disposition of equipment and leasehold improvements that had been used in research activities that have been eliminated. These increases were partially offset by a decrease in interest expense as the amount of outstanding debt which resulted from obtaining laboratory equipment through leases and promissory notes payable has decreased.

   Net loss was $3,201,000 and $2,327,000 for the three months ended June 30, 1997 and 1996, respectively, an increase of $874,000. Net loss for the six months ended June 30, 1997 and 1996, respectively, was $6,294,000 and $4,400,000, an increase of $1,894,000. These increases were primarily due to the increase in research and development expenses.

Liquidity and Capital Resources

   Since its inception, the Company's primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. The Company has raised an aggregate of approximately $75 million from the sale of equity securities from its inception through June 30, 1997. In July 1992, the Company raised net proceeds of approximately $10.7 million in the initial public offering of its Common Stock. In September 1993, the Company entered into a collaborative agreement with Genzyme relating to the development and commercialization of AtrogenTM, in connection with which the Company received net proceeds of approximately $4.5 million from the sale of Common Stock to Genzyme. In November 1993 and May 1996, the Company raised net proceeds of approximately $11.5 and $32.1 million, respectively, in public offerings of Common Stock. From October 1995 through June 30, 1997, the Company received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in its 1995 merger with Oncologix, Inc. From its inception until June 30, 1997, the Company also received an aggregate of $4.5 million cash from collaborative arrangements and SBIR grants. In September 1995, the Company's cash and securities held to maturity increased by approximately $6.7 million as a result of its 1995 merger with Triplex Pharmaceutical Corporation.

   The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Cash of $5.6 million and $4.0 million was used in operating activities during the first six months of 1997 and 1996, respectively. The Company had cash, cash-equivalents and short-term and long-term investments of $35.5 million as of June 30, 1997, consisting primarily of cash and money market accounts, and United States government securities and investment grade commercial paper.

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company expects that its existing capital resources will be sufficient to fund its capital requirements through mid-1999. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research, development and clinical trial programs; the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; costs of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions, or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Stockholders of Aronex Pharmaceuticals, Inc. was held on May 14, 1997 to consider and vote upon the following proposals:

     (i) Election of Class II Directors. The following individuals were nominated and elected as Class II directors, with the following numbers of shares voted for and against and withheld for each director:

                                                For              Withheld
              Geoffrey F. Cox, Ph.D.          12,357,339         1,006,593
              Gabriel Lopez-Berestein, M.D.   13,166,801           197,131


                                                 For       Against    Abstain

     (ii) Amendment  and  restatement  of
          Amended and  Restated  1989 Stock
          Option Plan                         7,696,414   2,492,730    38,669

     (iii)Amendment and restatement of
          Amended and Restated 1993
          Non-Employee Director Stock
          Option Plan                        10,236,639     513,595    31,494

     (iv) Approval of 1997 Employee Stock
          Purchase Plan                      10,385,171     368,163    28,394

      (v) Amendment of Restated Certificate
          of Incorporation                   10,086,176      46,788    24,052

     (vi) Ratification and Selection of
          Arthur Andersen LLP as Independent
          Public Accountants                 13,331,146     14,141    18,645

Item 6 Exhibits and Reports on Form 8-K

(a)Exhibits

     3.1  Restated Certificate of Incorporation, as amended.

     10.1 Amended and Restated 1989 Stock Option Plan.

     10.2 Amended and Restated 1993 Non-Employee Director Stock Option Plan.

     10.3 Lease Agreement dated April 4, 1997 between the Company and The Woodlands Corporation.

     11.1 Statement regarding computation of per share earnings.

     27.1 Financial data schedule.

 (b)Reports on Form 8-K

     None

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      ARONEX PHARMACEUTICALS, INC.




Dated:  August 12, 1997               By:/S/JAMES M. CHUBB
                                         -----------------
                                      James M. Chubb, Ph.D.
                                      President and Chief Executive Officer







Dated:  August 12, 1997               By:/S/TERANCE A. MURNANE
                                         ---------------------
                                      Terance A. Murnane
                                      Controller