Form 10-Q
period 1997-09-30
ARONEX PHARMACEUTICALS INC
filed 1997-11-14
CIK 854691

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q
(Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1997
                                       OR
    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes (X) No( )
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                   Class                       Outstanding at September 30, 1997
       Common Stock, $.001 par value                    15,421,809 shares

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          ARONEX PHARMACEUTICALS, INC.
                       Quarterly Period September 30, 1997

                                      INDEX
                                                                            Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS.................................. 3

PART I.    Financial Information

Item 1 Financial Statements................................................... 3

       Balance Sheets - December 31, 1996 and September 30, 1997 (unaudited).. 4

       Statements of Operations:
           Nine months Ended September 30, 1996 and September 30, 1997 (unaudited) and for the Period from Inception (June 13, 1986)
           through September 30, 1997 (unaudited)............................  5

       Statements of Cash Flows:
           Nine months Ended September 30, 1996 and September 30, 1997 (unaudited) and for the Period from Inception (June 13, 1986)
            through September 30, 1997 (unaudited)...........................  6

       Notes to Financial Statements - September 30, 1997....................  7

Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 10


PART II.   Other Information

Item 6 Exhibits and Reports on Form 8-K...................................... 13


SIGNATURES        ........................................................... 14

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)

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

                                           ARONEX PHARMACEUTICALS, INC.
                                           (A development stage company)

                                                  BALANCE SHEETS
                                   (All amounts in thousands, except share data)


                                                      ASSETS

                                                                                                      September 30,
                                                                                    December 31,           1997
                                                                                        1996            (Unaudited)
Current Assets:
  Cash and cash equivalents...............................................       $      4,179       $       1,921
  Short-term investments..................................................             30,414              29,080
  Accounts receivable.....................................................                162                 250
  Prepaid expenses and other assets.......................................                579                 625
                                                                                 ------------       -------------
       Total current assets...............................................             35,334              31,876

Long-term investments.....................................................              6,795               1,737
Furniture, equipment and leasehold improvements...........................              2,152               1,639
Other assets..............................................................                 --                 336
                                                                                 ------------       -------------
       Total assets.......................................................       $     44,281       $      35,588
                                                                                 ============       =============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses...................................       $      1,191       $       1,368
  Accrued payroll.........................................................                126                 160
  Advance from Genzyme....................................................              2,000               2,000
  Current portion of notes payable........................................                325                 221
  Current portion of obligations under capital leases.....................                 16                  16
                                                                                 ------------       -------------
       Total current liabilities..........................................              3,658               3,765

Long-term obligations:
  Notes payable, net of current portion...................................                121                  --
  Obligations under capital leases, net of current portion................                 25                  13
                                                                                 ------------       -------------
       Total long-term obligations........................................                146                  13


Commitments and contingencies

Stockholder's equity
  Preferred stock $.001 par value, 5,000,000 shares authorized,
       none issued and outstanding........................................                  --                 --
  Common stock $.001 par value, 30,000,000 shares
       authorized, 14,597,247 and 15,421,809 shares
       issued and outstanding, respectively...............................                  15                 15
  Additional paid-in capital..............................................              93,742             96,456
  Common stock warrants...................................................                 968                968
  Treasury stock..........................................................                 (11)               (11)
  Deferred compensation...................................................              (1,949)            (1,021)
  Unrealized loss on investments..........................................                 (75)              (106)
  Deficit accumulated during development stage ...........................             (52,213)           (64,491)
                                                                                 -------------      -------------
       Total stockholders' equity.........................................              40,477             31,810
                                                                                 -------------      -------------
Total liabilities and stockholders' equity................................       $      44,281      $      35,588
                                                                                 =============      =============

   The accompanying notes are an integral part of these financial statements.



                                           ARONEX PHARMACEUTICALS, INC.
                                           (A development stage company)


                                             STATEMENTS OF OPERATIONS
                              (All amounts in thousands, except loss per share data)
                                                    (Unaudited)


                                                                                                           Period
                                                                                                            from
                                                                                                          Inception
                                                                                                          (June 13,
                                                                                                            1986)
                                                 Nine Months Ended             Three Months Ended          through
                                                    September 30,                 September 30,           Sept. 30,
                                                 1996          1997            1996          1997            1997
                                              ---------     ----------      ---------      ---------     -----------
Revenues:
   Interest Income.......................     $   1,065     $    1,632      $     595      $     510     $     5,155
   Research and development
        Grants and contracts.............         1,811            591            803            275           4,800
                                              ---------     ----------      ---------      ---------     -----------
Total revenues...........................         2,876          2,223          1,398            785           9,955
                                              ---------     ----------      ---------      ---------     -----------

Expenses:
   Research and development..............         7,814          9,864          2,969          3,213          49,007
   Purchase of in-process
        research and development.........           191          3,000             --          3,000          11,625
   General and administrative............         1,197          1,477            426            546          12,640
   Interest expense and other............            96            160             25             10           1,174
                                              ---------     ----------      ---------      ---------     -----------
            Total expenses...............         9,298         14,501          3,420          6,769          74,446
                                              ---------     ----------      ---------      ---------     -----------
Net loss    .............................     $  (6,422)    $  (12,278)     $  (2,022)     $  (5,984)    $   (64,491)
                                              ==========    ===========     ==========     ==========    ============

Loss per share...........................     $   (0.51)    $    (0.83)     $   (0.14)     $   (0.40)

Weighted average shares used in
   Computing loss per share..............        12,539         14,714         14,542         14,848
















      The accompanying notes are an integral part of these financial statements.

                                           ARONEX PHARMACEUTICALS, INC.
                                           (A development stage company)

                                             STATEMENTS OF CASH FLOWS
                                            (All amounts in thousands)
                                                    (Unaudited)
                                                                                     Period from
                                                                                      Inception
                                                                                   (June 13, 1986)
                                                                Nine Months Ended      through
                                                                  September 30,     September 30,
                                                                1996        1997        1997
                                                              --------    --------    --------
Cash flows from operating activities:
  Net loss ................................................   $ (6,422)   $(12,278)   $(64,491)
  Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities-
         Depreciation and amortization ....................        729         652       3,539
         Loss on disposal of assets .......................       --           107         107
         Compensation expense related to stock and
            stock options .................................        476         400       3,042
         Charge for purchase of in-process research
             and development ..............................        191       3,000      11,547
         Unrealized gain (loss) on investment .............          8         (31)       (106)
         Acquisition costs, net of cash received ..........        (26)       --          (270)
         Loss in affiliate ................................         50        --           500
         Accrued interest payable converted to stock ......       --          --            97
         Changes in assets and liabilities:
            Increase in prepaid expenses and other assets .       (322)        (45)       (439)
            Decrease (increase) in accounts receivable ....         86         (88)       (250)
            Increase (decrease) in accounts payable
               and accrued expenses .......................       (307)        211       1,455
            Increase (decrease) in deferred revenue .......       (578)       --          (353)
                                                              --------    --------    --------
      Net cash used in operating activities ...............     (6,115)     (8,072)    (45,622)

Cash flows from investing activities:
  Net sales (purchases) of investments ....................    (32,931)      6,392     (25,082)
  Purchase of furniture, equipment and leasehold
      improvements ........................................       (217)       (280)     (4,049)
  Proceeds from sale of assets ............................       --            34          34
  Increase in other assets ................................       --          (336)       (336)
  Investment in affiliate .................................       --          --          (500)
                                                              --------    --------    --------
      Net cash provided by (used in) financing activities .    (33,148)      5,810     (29,933)

Cash flows from financing activities:
  Proceeds from notes payable and capital leases ..........      2,000        --         4,672
  Repayment of notes payable and principal payments
      under capital lease obligations .....................       (471)       (237)     (2,423)
  Purchase of treasury stock ..............................       --          --           (11)
  Proceeds from issuance of stock .........................     35,492         241      75,238
                                                              --------    --------    --------
      Net cash provided by (used in) financing activities .     37,021           4      77,476
                                                              --------    --------    --------
  Net increase (decrease) in cash and cash equivalents ....     (2,242)     (2,258)      1,921
  Cash and cash equivalents at beginning of period ........      7,781       4,179        --
                                                              --------    --------    --------

  Cash and cash equivalents at end of period ..............   $  5,539    $  1,921    $  1,921
                                                              ========    ========    ========

  Supplemental disclosures of cash flow information:
      Cash paid during the period for interest ............   $     96    $     52    $    900

  Supplemental schedule of noncash financing activities
      Conversion of notes payable and accrued interest to
         common stock .....................................   $   --      $   --      $  3,043

     The accompanying notes are an integral part of these financial statements.

                                           ARONEX PHARMACEUTICALS, INC.
                                           (A development stage company)

                                           NOTES TO FINANCIAL STATEMENTS
                                                September 30, 1997
                                                    (Unaudited)

1.   Organization and Basis of Presentation

     Aronex Pharmaceuticals, Inc. ("Aronex" or the "Company") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation ("Triplex") and Oncologix, Inc. ("Oncologix") effective September 11, 1995. Aronex is a development stage company which has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of significant future revenues. In addition, the Company expects to continue to incur losses for the foreseeable future and there can be no assurance that the Company will complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. The Company's ability to develop these operations may be impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform and product liability exposure. Additionally, the Company is reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and its exclusive license agreements with M.D. Anderson Cancer Center ("MD Anderson") and an affiliate of Baylor College of Medicine ("Baylor"). Further, during the period required to develop these products, the Company will require additional funds which may not be available to it. The Company expects that its existing cash resources will be sufficient to fund its cash requirements through early 1999. Accordingly, there can be no assurance of the Company's future success.

     The balance sheet at September 30, 1997 and the related statements of operations and cash flows for the nine month period ending September 30, 1997 and 1996 and the period from inception (June 13, 1986) through September 30, 1997 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1996 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

2.   Accounting Policies

     In January 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per share" ("SFAS 128"). Management believes that this statement will have no material effect on its financial statements.

     Certain reclassifications have been made to December 31,1996 balances to conform to current year presentation.

3.   Cash, Cash Equivalents and Investments

     Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. At September 30, 1997, all short-term investments are held to maturity securities consisting of high-grade commercial paper and U. S. Government backed securities with a carrying value of $29,080,000, which approximates fair market value and cost. At September 30, 1997 all long-term investments are available for sale securities which are U.S. mortgage backed securities with various maturity dates over the next several years that have an amortized cost of $1,843,000, a fair market value of $1,737,000 and a gross unrealized loss of $106,000 at September 30, 1997. The Company currently has no trading securities.

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

5.   Reverse Stock Split

     At a special Meeting of Stockholders held on May 24,1996, the stockholders of the Company approved a one-for- two reverse split of the Common Stock (the "Reverse Split"). The Reverse Split became effective with the filing of an amendment to the Company's Certificate of Incorporation on July 1, 1996. The accompanying financial statements have been restated to give effect to the Reverse Split.

6.   Building Lease

     In April 1997, the Company signed a lease for a new building with its current landlord, under which, the Company has committed to lease 30,000 square feet for ten years at approximately $2.00 per square foot per month and to pay certain construction costs. The Company expects to occupy this lease space late in 1997 or early in 1998.

7.   Contingent Stock Rights

     In connection with the Triplex merger agreement, the Company issued contingent rights (the "Triplex Contingent Stock Rights") to the former Triplex stock and options holders entitling them to receive additional shares of Common Stock upon the occurrence of certain events. The Triplex Contingent Stock Rights entitle the former Triplex stock and option holders to receive shares of Common Stock with an aggregate fair market value at the time of issuance of $5.0 million (subject to certain adjustments) if the Company either (i) enters into an agreement on or before September 11, 1997 with respect to the licensing of ZintevirTM whereby the Company receives at least $5.0 million in cash or an unconditional binding commitment for at least $5.0 million or (ii) obtains data from clinical trials of ZintevirTM on or before September 11, 2000 that the Company's Board of Directors determines to be sufficient to file an NDA. In addition, the Triplex Contingent Stock Rights entitled the former Triplex stock and option holders to receive shares of Common Stock with an aggregate fair market value at the time of issuance of $3.0 million if the Company did not receive a minimum of $5.0 million in equity milestone payments from Genzyme on or before September 11, 1997 with respect to the development of AtragenTM. In no event, however, shall more than 3,500,097 shares of Common Stock (subject to adjustments in the event of stock splits, stock dividends or reclassification of the Common Stock) be issued pursuant to the Triplex Contingent Stock Rights. The Company did not receive the minimum equity milestone payments from Genzyme contemplated by the Triplex Contingent Stock Rights. Accordingly, on September 11, 1997, the Company issued 686,472 shares of Common Stock under such Contingent Stock Rights with an aggregate fair market value at the time of issuance of $3,000,000 and recorded a corresponding non-cash research and development expense of $3,000,000 in the third quarter of 1997.

                                           ARONEX PHARMACEUTICALS, INC.
                                           (A development stage company)

8.   Employment Agreement

     In September 1997 the Company entered into a non-binding letter of intent with Geoffrey Cox, Ph.D. under which Dr. Cox has agreed to become the Company's Chairman of the Board and Chief Executive Officer. The Company intends to enter into an employment agreement with Dr. Cox under which it expects to incur certain obligations relating to his hiring and retention.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations

Results of Operations

     Overview

     Since its inception in 1986, Aronex Pharmaceuticals, Inc. ("Aronex" or the "Company") has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years as it expends its resources for product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained losses of approximately $64.5 million through September 30, 1997. The Company has financed its research and development activities and operations primarily through public and private offerings of securities. The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

     Three and Nine Month Periods Ended September 30, 1997 and 1996

     Revenues from research and development grants and contracts were $275,000 and $803,000 for the three months ended September 30, 1997 and 1996, respectively, a decrease of $528,000. Research and development grants and contracts were $591,000 and $1,811,000 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of $1,220,000. These decreases were due to the following: (i) no revenues from Hoechst Marion Roussel, Inc. ("Hoechst") in 1997 compared to $900,000 for the nine months ended September 30, 1996, as the agreement terminated at the end of 1996; (ii) no Small Business Innovative Research ("SBIR") grant revenue in 1997 compared to $73,000 for the nine months ended September 30, 1997 and (iii) a decrease in the development revenue from Targeted Genetics Incorporated ("Targeted") to $166,000 for the nine months ended September 30, 1997 from $460,000 for the corresponding period in 1996. This three year agreement with Targeted ended in the second quarter of 1997. The decreases in research and development revenues were partially offset by $150,000 in revenue in the first quarter of 1997 from the Company's license agreement with Boehringer Mannheim GmbH and $250,000 in the third quarter of 1997 from a new licensing agreement with Genzyme Corporation ("Genzyme") relating to gene therapy.

     Interest income was $510,000 and $595,000 for the three months ended September 30, 1997 and 1996, respectively, a decrease of $85,000. This decrease was due to the decrease in funds available for investment in 1997 when compared to the same period in 1996. Interest income was $1,632,000 and $1,065,000 for the nine months ended September 30, 1997 and 1996, respectively, an increase of $567,000. This increase was primarily due to an increase of funds available for investment during the first half of 1997 resulting from cash received from the completion of a stock offering in May 1996.

     Research and development expenses were $3,213,000 and $2,969,000 for the three months ended September 30, 1997 and 1996, respectively, an increase of $244,000. Research and development expenses were $9,864,000 and $7,814,000 for the nine months ended September 30, 1997 and 1996, respectively, an increase of $2,050,000. These increases were primarily due to an increase of $1,040,000 in medical affairs and pharmaceutical development salaries and payroll costs, including costs relating to the hiring of a Vice President of Pharmaceutical Development and Operations and a Senior Vice President of Medical Affairs and Chief Medical Officer, an increase of $752,000 in drug manufacturing costs relating mainly to NyotranTM and ZintevirTM and an increase of $825,000 in outside pharmacology studies relating mainly to NyotranTM and AtragenTM. The increases were partially offset by a decrease of $828,000 in research expenses as the majority of the Company's internal research efforts were eliminated in the second quarter of 1997. The Company's decision to eliminate such research efforts was related in part to the termination of research funding from Hoechst.

     In-process research and development represents costs incurred during the nine month period ended September 30, 1996 related to the 1995 mergers of Triplex Pharmaceutical Corporation ("Triplex") and Oncologix,

Inc.("Oncologix") with subsidiaries of the Company, and consists of the settlement of a lawsuit that had been filed by certain common stockholders of Oncologix.

     In-process research and development costs of $3,000,000 incurred in the third quarter of 1997 relates to the issuance of Common Stock under the contingent rights issued in the Triplex merger to the former holders of Triplex stock and options. The Company issued 686,472 shares of Common Stock under the contingent rights with an aggregate fair market value at the time of issuance of $3,000,000 and recorded a corresponding non-cash research and development expense of $3,000,000 in the third quarter of 1997. The issuance of such shares under the contingent rights was required because equity milestone payments of $5,000,000 were not received from Genzyme relating to AtragenTM on or before September 11, 1997. See Note 7 of Notes to Financial Statements.

     General and administrative expenses were $546,000 and $426,000 for the three months ended September 30, 1997 and 1996, respectively, an increase of $120,000. General and administrative expenses were $1,477,000 and $1,197,000 for the nine months ended September 30, 1997 and 1996, respectively, an increase of $280,000. These increases were primarily due to an increase of $246,000 in salaries, deferred stock option compensation and payroll costs, which includes several new positions and a related increase in operating costs.

     Interest expense and other was $10,000 and $25,000 for the three months ended September 30, 1997 and 1996, respectively, a decrease of $15,000. This decrease was due to the reduction in the amount of capital lease obligations and indebtedness related to the acquisition of laboratory equipment. Interest expense and other was $160,000 and $96,000 for the nine months ended September 30, 1997 and 1996, respectively, an increase of $64,000. This increase in interest expense and other resulted primarily from a loss on disposal of assets of $107,000 in the quarter ended June 30, 1997 that related to the disposition of equipment and leasehold improvements that had been used in research activities which were eliminated. This increase was partially offset by a decrease in interest expense resulting from a reduction in the amount of capital lease obligations and indebtedness relating to the acquisition of laboratory equipment.

     Net loss was $5,984,000 and $2,022,000 for the three months ended September 30, 1997 and 1996, respectively, an increase of $3,962,000. Net loss for the nine months ended September 30, 1997 and 1996, respectively, was $12,278,000 and $6,422,000, an increase of $5,856,000. These increases were primarily due to $3,000,000 of purchase of in-process research and development expense in the third quarter which resulted from the issuance of Common Stock under the Triplex contingent stock rights and an increase in research and development expenses.

Liquidity and Capital Resources

     Since its inception, the Company's primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. The Company has raised an aggregate of approximately $75.2 million from the sale of equity securities from its inception through September 30, 1997. In July 1992, the Company raised net proceeds of approximately $10.7 million in the initial public offering of its Common Stock. In September 1993, the Company entered into a collaborative agreement with Genzyme relating to the development and commercialization of AtrogenTM, in connection with which the Company received net proceeds of approximately $4.5 million from the sale of Common Stock to Genzyme. In November 1993 and May 1996, the Company raised net proceeds of approximately $11.5 and $32.1 million, respectively, in public offerings of Common Stock. From October 1995 through September 30, 1997, the Company received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in its 1995 merger with Oncologix, Inc. From its inception until September 30, 1997, the Company also received an aggregate of $4.5 million cash from collaborative arrangements and SBIR grants. In September 1995, the Company's cash and securities held to maturity increased by approximately $6.7 million as a result of its 1995 merger with Triplex Pharmaceutical Corporation.

     The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Cash of $8.1 million and $6.1 million was used in operating activities during the first nine months of 1997 and 1996, respectively. The Company had cash, cash-equivalents and short-term and long-term investments of $32.7 million as of September 30, 1997, consisting primarily of cash and money market accounts, United States government securities and investment grade commercial paper.

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company expects that its existing capital resources will be sufficient to fund its capital requirements through early 1999. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research, development and clinical trial programs; the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; costs of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions, or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

      10.1    Employment Agreement between the Company and Janet Walter.

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



                          ARONEX PHARMACEUTICALS, INC.




Dated:     October 28, 1997             By:/S/JAMES M. CHUBB
                                        James M. Chubb, Ph.D.
                                        President and Chief Executive Officer







Dated:     October 28, 1997             By:/S/TERANCE A. MURNANE
                                        Terance A. Murnane
                                        Controller