Form 10-K405
period 1997-12-31
ARONEX PHARMACEUTICALS INC
filed 1998-03-31
CIK 854691

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

         (Mark One)
            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

                           COMMISSION FILE NO. 0-20111

                          ARONEX PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                       76-0196535
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

       ARONEX PHARMACEUTICALS, INC.
       8707 TECHNOLOGY FOREST PLACE
           THE WOODLANDS, TEXAS                                 77381-1191
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

                                   Yes  X   No
                                       ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 25 , 1998 was $48,612,036, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $3.69 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 25, 1998, 15,467,281 shares of the registrant's common stock were outstanding.

         Certain sections of the registrant's definitive proxy statement relating to the registrant's 1998 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this Form 10-K.



================================================================================

         This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this document, the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business - Manufacturing," "- Sales and Marketing," "- Patents and Proprietary Rights," "- Government Regulation," "- Competition" and "- Additional Business Risks" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         Aronex Pharmaceuticals, Inc. ("Aronex Pharmaceuticals" or the "Company") is an emerging biopharmaceutical company engaged in the identification and development of proprietary innovative medicines to treat cancer and infectious diseases. The Company's strategy is to identify and develop medicines based upon either refinements of proven therapies or novel mechanisms of action against specific disease targets. The Company has a portfolio of clinical products that it believes provides a balanced development and commercialization risk profile. The Company believes its focus on medicines for cancer and infectious diseases for which current therapy is inadequate will provide synergies in development and product marketing and will facilitate expedited commercialization of its products.

         Aronex Pharmaceuticals currently has four products in various stages of ongoing clinical development. In addition, the Company has proprietary technologies in drug formulation and drug delivery. The Company's four products in clinical development are (i) NYOTRAN(TM) for the treatment of systemic fungal infections, (ii) ATRAGEN(R) for the treatment of cancer, (iii) Annamycin for the treatment of cancers with multi-drug resistance and (iv) Zintevir(TM) for the treatment of human immunodeficiency virus ("HIV") infection.

         The Company has strategic alliances and collaboration arrangements with leading corporations and academic institutions, including alliances with Boehringer Mannheim GmbH ("Boehringer Mannheim"), Genzyme Corporation ("Genzyme") and Grupo Ferrer Internacional, S.A. ("Ferrer") and a collaboration with The University of Texas M.D. Anderson Cancer Center ("MD Anderson").

         Aronex Pharmaceuticals was incorporated in 1986 as Argus Pharmaceuticals, Inc. ("Argus"), and acquired Oncologix, Inc. ("Oncologix") and Triplex Pharmaceutical Corporation ("Triplex") through a three-way merger (the "Mergers") in September 1995, at which time Argus changed its name to Aronex Pharmaceuticals, Inc. The merger of these three complementary companies established an integrated company with the following characteristics: (i) a clear therapeutic focus in cancer and infectious diseases; (ii) a well-defined and diverse portfolio of products at various stages of clinical development;
(iii) technologies in drug formulation and delivery; (iv) a diverse group of corporate partners and academic affiliations; and (v) an experienced team of biopharmaceutical personnel who possess the ability to identify and develop novel products, design and implement complex clinical trials, manage regulatory issues, develop manufacturing processes and implement the commercialization of products. Unless the context otherwise requires, references in this report to "Aronex Pharmaceuticals" and the "Company" refer to Aronex Pharmaceuticals and its subsidiaries.

         The Company's corporate headquarters is located at 8707 Technology Forest Place, The Woodlands, Texas 77381-1191, and its telephone number is (281) 367-1666.

BUSINESS STRATEGY

         Aronex Pharmaceuticals has implemented a comprehensive strategy to become a commercial biopharmaceutical company involved in the identification, development and commercialization of novel medicines for treating cancer and infectious diseases. The Company's strategy encompasses five key elements.

         Therapeutic Focus. The Company has adopted a clear therapeutic focus aimed at identifying and developing novel medicines to satisfy clearly defined, unsatisfied needs in the treatment of cancer and infectious diseases. The Company believes that this focus provides synergies in the development of its products as a result of common patient populations, and will provide synergies in the marketing and commercialization of its products as a result of the common hospital-based sales and distribution channels and concentrated customer base associated with such products. In addition, the Company believes its focus on medicines for cancer and infectious diseases for which current therapy is inadequate may facilitate expedited commercialization of its products.

         Balanced Product Portfolio. The Company has a portfolio of clinical products that it believes provides a balanced development and commercialization risk profile. Two of the Company's products are liposomal formulations of drugs that are currently on the market, designed to improve effectiveness and reduce adverse side effects. The Company believes that this should contribute to a reduction in the development risks associated with such products. Two of the Company's products are new compounds with novel mechanisms of action against a specific disease target. While these products are associated with a greater degree of development risk, the Company believes that these products may have a substantial impact against the diseases they are intended to treat. The Company believes that this balanced development and commercialization risk profile limits its dependence on a single product.

         Expedited Drug Development Programs. The Company believes that it has created an effective pharmaceutical development infrastructure. With expertise in preclinical development, drug formulation and delivery, quality assurance, quality control and analytical chemistry, drug manufacturing, regulatory and clinical affairs, the Company believes that it has the ability to effectively advance preclinical and clinical products through the development pipeline.

         Leveraged Research and Technological Resources. The Company relies on several sources to provide potential opportunities to expand its pipeline of products for commercialization. Using its academic and corporate collaborations, the Company seeks late-stage preclinical products for advancement into the Company's clinical pipeline as well as early-stage clinical products with prospects for rapid clinical development. Additional opportunities are available through the Company's existing capabilities in drug formulation and delivery.

         Marketing and Commercialization Strategy. The Company's marketing and commercialization effort is designed to create a revenue stream utilizing two diverse methods. The Company intends to market products in the United States through its own sales and marketing efforts and to market products overseas and those requiring broader marketing and distribution efforts through licensing arrangements with corporate partners.

CLINICAL AND SCIENTIFIC BACKGROUND

         Aronex Pharmaceuticals' development programs are aimed at the identification and development of innovative medicines to treat cancer and infectious diseases for which current therapy is inadequate. The effectiveness of the current generation of anti-cancer and anti-infective drugs is limited because of two significant factors. First, cancer cells frequently become resistant to commonly used anti-cancer drugs, and organisms responsible for infectious diseases may also acquire resistance to anti-infective drugs. This resistance results in the ultimate progression of many cancers and some infections, such as HIV. Second, these drugs, particularly cancer drugs, are generally toxic because their lack of selectivity results in significant side effects on normal cells. The Company is targeting the development of drugs for cancer and infectious diseases that are selective in their actions, with specific mechanisms of action and more favorable safety profiles.

         Infectious Diseases

         The immune system, the major line of defense against infection, may be weakened by diseases, such as HIV and diabetes, or by drugs or agents used for the treatment of other medical conditions, such as chemotherapy in cancer patients or immunosuppressive (anti-rejection) therapy in patients receiving organ transplants. A weak immune system predisposes patients to opportunistic infections caused by otherwise harmless microbes. These microbes may be fungi such as Aspergillus and Candida, viruses or bacteria. Some of these "opportunist" microbes can be or become resistant to existing therapies. Drugs with new mechanisms of action and/or improved safety profiles are needed to treat fungal, viral and bacterial diseases and to overcome the toxicity limitations associated with certain existing drugs.

         Cancer

         The American Cancer Society estimates that more than 1.2 million new cases of cancer will be diagnosed and more than 500,000 people will die of cancer in 1998 in the United States. Major classes of cancer include (i) solid tumors, the most common of which are breast cancer (approximately 179,000 new cases in the United States annually) and cancers of the lung (approximately 171,000 new cases in the United States annually), (ii) cancers of the lymphoid system (approximately 62,000 new cases of lymphoma in the United States annually) and (iii) cancers of the blood (approximately 29,000 new cases of leukemia in the United States annually). Chemotherapy, surgery and radiation are the major components in the treatment of cancer. Chemotherapy is usually the primary treatment for cancers, such as hematologic malignancies, which cannot be excised by surgery. In addition, chemotherapy is increasingly being used as an adjunct to radiation and surgery to improve efficacy and reduce the incidence of metastasis (the spread of cancer), and as primary therapy for some solid tumors. The standard strategy for chemotherapy is to destroy the malignant cells by exposing them to as much drug as the patient can tolerate. Clinicians attempt to design a combination of drugs, dosing schedule and method of administration that increases the probability that malignant cells will be destroyed, while minimizing the harm to healthy cells.

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

         Aronex Pharmaceuticals' Approach to the Treatment of Cancer and Infectious Diseases

         The Company has a focused effort aimed at identifying highly-specific, novel medicines for the treatment of cancer and infectious diseases. The Company's research and development strategy is to augment its pipeline by partnering with academic centers such as MD Anderson and the National Institutes of Health ("NIH"). These relationships are intended to permit the Company to identify opportunities which have already been validated in preclinical and, in some instances, clinical studies before the Company allocates resources for further evaluation and development. The Company also anticipates expansion of its product pipeline through acquisitions, licenses and joint ventures with corporate partners. This strategy is further intended to allow the Company to bypass the lengthy and uncertain drug discovery and screening process and to proceed quickly to product development and clinical evaluation. The Company believes that utilizing this strategy will allow it to maintain a full pipeline of innovative products for the treatment of cancer and infectious diseases.
See "-- Collaborative Agreements."

PRODUCTS IN CLINICAL AND PRECLINICAL DEVELOPMENT

         The following table lists the Company's clinical and preclinical products, along with their initial indications and clinical status:

                     PRODUCT                      INDICATIONS                               CLINICAL STATUS(1)
                     -------                      -----------                               ------------------

          INFECTIOUS DISEASES
          NYOTRAN(TM) ...............   Comparative Presumed Fungal Infections              Phase III
                                        Candidemia                                          Phase II completed(2)
                                        Aspergillus Salvage                                 Phase II
                                        Esophageal Candidiasis                              Phase II
                                        Cryptococcal Meningitis                             Phase II/III

          Zintevir(TM) ..............   HIV Infection                                       Phase I/II

          CANCER
          ATRAGEN(R) ................   Acute Promyelocytic Leukemia                        Phase II  (Pivotal)
                                        Kaposi's Sarcoma                                    Phase II completed
          Annamycin .................   Breast Cancer                                       Phase II
          AR726 .....................   Lung Cancer                                         Phase II(3)
          AR209 .....................   Breast Cancer                                       Preclinical



(1) "Phase I" indicates that the first phase of human clinical studies is being conducted with a small number of subjects in order to gain evidence of safety, establish the maximum dose of the drug which may be safely administered to patients and to characterize the pharmacokinetics profile of a drug. "Phase I/II" indicates that a product is being tested in humans primarily for safety and drug distribution, while preliminary measures of efficacy are also observed. "Phase II" indicates that a product is being tested in humans for safety and preliminary evidence of efficacy. "Phase II/III" indicates that a product is being tested in humans for evidence of efficacy. "Phase III" indicates that a product is being tested in multi-center studies generally designed to provide evidence of efficacy and further safety of the product in a large number of patients.

     "Preclinical" indicates that the compound exhibits in vitro activity and that the Company is conducting efficacy, toxicology and drug distribution testing of the compound in vitro and in animal models.

(2) This Phase II clinical trial has been completed. However, the Company will continue to enroll patients for whom other therapies have not proven effective on a compassionate basis.

(3) This Phase II clinical trial is being conducted under an institutional Investigational New Drug application ("IND") at MD Anderson.

         There can be no assurance that the results of any of the Company's clinical trials will be favorable or that its products will obtain regulatory approval for commercialization. See "-- Additional Business Risks
--Uncertainties Related to Clinical Trial Results."

INFECTIOUS DISEASES

         Aronex Pharmaceuticals' infectious disease program centers on the development of new agents for the treatment of infectious diseases, including those that occur in patients with weakened immune systems. The clinical program presently focuses on the development of NYOTRAN for life-threatening systemic fungal infections and Zintevir for the treatment of HIV infection.

         NYOTRAN(TM) for Presumed Fungal Infections (Phase III), Candidemia (Phase II completed), Aspergillus Salvage (Phase II), Esophageal Candidiasis (Phase II) and Cryptococcal Meningitis (Phase II/III)

         Systemic fungal infections are generally serious and may result in death. Most systemic fungal infections are caused by Candida (yeasts) and Aspergillus (molds) species. These life-threatening infections occur most often in patients with impaired immune defense mechanisms as a result of an underlying disease, such as HIV or diabetes, or the effects of treatments for other medical conditions, such as chemotherapy in cancer patients or immunosuppressive (anti-rejection) therapy in patients receiving organ transplants. The population of patients who become candidates for anti-fungal treatment is increasing because of a number of factors, including more aggressive use of chemotherapy in cancer patients, increases in organ and bone marrow transplants, increased use of in-dwelling catheters for prolonged periods, and the spread of HIV.

         Available agents for the treatment of systemic fungal infections include itraconazole, fluconazole, amphotericin B and liposomal formulations of amphotericin B; however, the Company believes that these drugs have some limitations. Fluconazole is relatively safe and is effective in inhibiting fungal growth in Candida, but is not effective in inhibiting fungal growth in Aspergillus and is generally not effective in treating fungal infections in patients who are seriously ill and immunocompromised. In addition, resistance to fluconazole can develop. Amphotericin B is very active against both Candida and Aspergillus but is highly toxic. Several companies have developed liposomal versions of amphotericin B that are designed to reduce the potential toxicity of amphotericin B.

         NYOTRAN is a liposomal, intravenous formulation of nystatin, an established, widely-used topical antifungal agent. Although nystatin has proven to be a potent anti-fungal against a broad spectrum of fungi, including Candida, Cryptococcus, Histoplasma, Blastomyces and Aspergillus, its poor solubility and toxicity have previously precluded its systemic administration as a therapy for such fungal infections. Aronex Pharmaceuticals has developed a proprietary formulation to deliver NYOTRAN to reduce the toxicity of "free" nystatin. The Company believes NYOTRAN offers potential advantages over current systemic anti-fungal therapies. The Company's in vitro studies indicate that it is active against a range of fungal strains, including Candida, Aspergillus, Cryptococcus and Fusarium species, some of which are resistant to currently available anti-fungal therapies. While final clinical efficacy trials have not been completed, the Company believes that its Phase I and Phase II clinical trials suggest that NYOTRAN can be administered at doses that are effective in treating Aspergillus, Candida and Cryptococcal infections.

         The strategy for the development of NYOTRAN has involved several stages. The Company has conducted three Phase I clinical studies which demonstrated a favorable safety profile. The Company completed a Phase II open label study in patients with Candidemia evaluating NYOTRAN at multiple doses. Although this Phase II study has been completed, it remains open on a compassionate basis to enroll patients for whom other therapies have not been effective. Results from this study indicate that a dose of one-third the tolerated dose established in Phase I appears to be efficacious. Based upon data from this study, the Company initiated Phase III comparative multicenter trials of NYOTRAN against amphotericin B in patients with presumed fungal infections in the United States and in Europe. In early 1998, to expand the potential indications for NYOTRAN, the Company also initiated Phase II trials for the treatment of patients with Candida infections in the esophagus and Phase II/III trials for patients with Cryptococcal meningitis. If the Phase III trials are successful, the Company plans to file a New Drug Application (an "NDA") for NYOTRAN with the United States Food and Drug Administration (the "FDA") and appropriate marketing applications worldwide. See "-- Government Regulation" and "-- Additional Business Risks -- Uncertainties Related to Clinical Trial Results."

         The active ingredient of NYOTRAN, nystatin, is available commercially. The Company has contracted for the manufacture of its clinical requirements of NYOTRAN by a contract manufacturer which provides Good Manufacturing

Practices ("GMP") facilities capable of satisfying the quantities required for clinical trials and anticipated quantities for initial commercial sales.

         The Company believes that, if approved by the FDA, NYOTRAN will be prescribed primarily in large community hospitals and regional medical centers. The Company may choose to establish marketing arrangements with corporate partners with broad marketing capabilities for the successful marketing of NYOTRAN.

         The Company estimates that over 300,000 patients worldwide develop systemic fungal infections annually. The current systemic anti-fungal market is estimated at more than $1.5 billion on an annual basis. Further, the incidence of systemic fungal infections continues to increase because of the aging population, the more aggressive use of chemotherapy, advances in medical therapies and the development of resistant fungal strains.

         Current treatment for systemic fungal infection is largely limited to amphotericin B, several liposomal formulations of amphotericin B and fluconazole. Amphotericin B has been a common choice for the treatment of systemic fungal infections. The clinical usefulness of amphotericin B is limited, however, because serious toxicity can occur at doses that are only marginally effective. Liposomal formulations of amphotericin B have been developed by several companies, including The Liposome Company, Inc., NeXstar Pharmaceuticals, Inc. and SEQUUS Pharmaceuticals, Inc. Each of these companies' products have regulatory approval in the United States and other countries. Each of these liposomal formulations shows a reduction in toxicity as compared to amphotericin B. Pfizer Inc.'s fluconazole, the world's largest selling antifungal product, is an oral formulation used for a wide range of less serious Candida indications. The Company is aware of other antifungal agents currently in clinical development.

         In 1997, Aronex Pharmaceuticals entered into a collaborative agreement with Ferrer to commercialize and market NYOTRAN in Spain and Portugal. In December 1997, the Company, in cooperation with Ferrer, filed national Marketing Authorization Applications in Spain and Portugal seeking approval for NYOTRAN for the treatment of systemic fungal infections. See "--Collaborative Agreements--Relationship with Ferrer."

         MD Anderson has granted Aronex Pharmaceuticals the worldwide exclusive license to an issued patent directed to the use of a liposomal formulation of nystatin in the treatment of systemic fungal infections. A process which is of substantial pharmaceutical utility for making NYOTRAN is protected by another issued patent. A continuation of this process patent is currently being prosecuted seeking additional claims in this area. See "-- Patents and Proprietary Rights."

         Zintevir(TM) for HIV Infection (Phase I/II)

         Zintevir is a product under development by Aronex Pharmaceuticals for the treatment of HIV infection. The drugs currently approved in the United States for treatment of HIV infection consist of reverse transcriptase inhibitors (AZT, ddI, ddC, d4T, 3TC, delaviridine and nevirapine) and protease inhibitors (saquinavir, ritinovir, indinavir and nelfinavir). By contrast, the Company believes the primary mechanism of action of Zintevir is inhibition of HIV-1 integrase, a key enzyme in catalyzing the integration of HIV within human cells.

         Two Phase I trials on Zintevir have been completed. A Phase I single dose study of Zintevir was initiated at San Francisco General Hospital in October 1995. The primary objectives of this Phase I study were to determine the safety and pharmacokinetics profile of escalating single doses of Zintevir in patients with HIV infection. Single doses as high as 6 mg/kg were given. A Phase I multiple dose study was initiated at Harris Laboratories, Inc., a clinical research organization, in May 1996. The primary objectives of the multiple dose study were to determine the safety and pharmacokinetics profile of multiple intravenous doses of Zintevir and to evaluate the anti-HIV activity in HIV infected patients. Multiple doses as high as 3 mg/kg were administered every other day for a total of seven doses with minimal adverse events. Multiple doses as high as 6 mg/kg given every day for 14 days will be administered in a Phase I/II clinical trial begun in November 1997. See "-- Additional Business Risks -- Uncertainties Related to Clinical Trial Results."

         Although treatment with a combination of reverse transcriptase and protease inhibitors has been shown to reduce the level of HIV ribonucleic acid ("RNA") in the plasma to undetectable levels in many patients, HIV deoxyribonucleic acid ("DNA") continues to persist in the tissues of these patients. In addition, 25% of patients who have received combination therapy with reverse transcriptase and protease inhibitors do not respond to the treatment, either because of the patient's inability to withstand the combination therapy due to side effects or the failure of the combination therapy to produce an anti-viral effect.

         Certain of the currently-approved drugs for treating HIV cause toxicity in some patients. AZT may cause anemia as a result of bone marrow toxicity, and ddI, ddC, and d4T may cause painful neuropathy. Although these toxicities are sometimes reversible, they are considered serious and dose-limiting and may prevent prolonged use. 3TC and saquinavir have been reported to have few serious side effects. Some of the new protease inhibitors are known to cause kidney stones and severe diarrhea. There is a continuing need for improved drugs for the treatment of HIV infection, particularly for drugs that have novel mechanisms of action and activity against AZT-resistant HIV strains.

         According to the NIH, between 650,000 and 900,000 people in the United States and over 30 million people worldwide are infected with HIV. In the United States alone, over 600,000 AIDS cases had been reported by June 1997. The Company believes that substantial market potential exists for HIV agents with novel mechanisms of action, for use in combination with existing therapies.

         The use and composition of a group of compounds including Zintevir are the subject of one issued patent and four United States patent applications and six foreign patent applications. These applications are either assigned wholly to Aronex Pharmaceuticals, or jointly to the Company and Baylor College of Medicine ("Baylor"), in which latter case the Company has exclusively licensed Baylor's rights. The issued patent covers the inhibition of HIV production in cultured cells by a group of compounds including Zintevir. See "-- Patents and Proprietary Rights."

CANCER

         Aronex Pharmaceuticals' programs in cancer focus on developing medicines based upon either refinements of proven therapies or novel mechanisms of action against specific disease targets. The clinical program currently focuses on development of ATRAGEN(R) for hematological cancers and Annamycin for breast cancer.

         ATRAGEN(R) for Acute Promyelocytic Leukemia (Pivotal Phase II) and Kaposi's Sarcoma (Phase II completed)

         ATRAGEN, the Company's most advanced anti-cancer agent, is presently in clinical trials for the treatment of acute promyelocytic leukemia ("APL"). This indication represents a therapeutic area where new therapies are needed. Established chemotherapeutic agents have been effective in treating some cases of APL, but have been associated with serious side effects and frequent relapse. The oral formulation of the retinoid all-trans retinoic acid ("ATRA") has been approved by the FDA as a treatment for APL. ATRA and other retinoids (a family of molecules comprising both natural and synthetic derivatives of retinol, otherwise known as vitamin A) cause cancer cells to re-enter a normal growth cycle rather than killing them, as conventional chemotherapeutic agents do. However, the Company believes the effectiveness of the oral formulation of ATRA may be reduced by the rate at which it is metabolized, which lowers the amount of drug that reaches the cancer target.

         ATRAGEN is a liposomal, intravenous formulation of all-trans retinoic acid which has been studied in patients with APL and Kaposi's sarcoma. The Company's lipid formulation has been developed to change certain aspects of the drug's behavior in the body to overcome the known deficiencies of oral retinoids, such as the oral formulation of ATRA. ATRAGEN has a different pharmacokinetics and distribution profile, so that there may be a decrease in the proportion of the drug metabolized and an increase in the proportion that reaches the cancer target. Following ATRAGEN treatment, higher plasma concentrations of the drug are achieved than after oral ATRA therapy. Unlike oral administration, these drug levels are maintained throughout the course of therapy. These characteristics may provide more effective delivery of the drug to the bone marrow, liver and spleen, where most leukemic cells are found, and a better safety profile.

         Aronex Pharmaceuticals completed a Phase I clinical trial of ATRAGEN in 1995 in patients with cancers of the blood. Phase I data presented in the journal Blood during 1996 indicated that ATRAGEN sustains levels in the blood after prolonged dosing, is well tolerated, and shows evidence of activity against certain leukemias and lymphomas.

ATRAGEN is currently in pivotal Phase II clinical evaluation for its potential to induce remission and prevent relapse of APL in patients that have experienced a recurrence of the cancer. Interim results from one of these trials, presented at the American Society for Hematology meeting in December 1997, demonstrated that ATRAGEN has activity against APL. The Company believes that approximately 2,000 new cases of APL are diagnosed worldwide each year.

         ATRAGEN has also been assessed in Phase II clinical trials in collaboration with Genzyme for the treatment of Kaposi's sarcoma. Kaposi's sarcoma is a skin cancer that has been estimated to occur in approximately 15% of AIDS cases. Results from this trial indicated that ATRAGEN was generally well tolerated, with headaches and dry skin being the primary reported adverse events.

         If the results of its current APL clinical trial are successful, the Company's strategy is to proceed with an initial NDA for ATRAGEN as a treatment for APL, and subsequently to seek approval for other indications. ATRAGEN has been designated an orphan drug for the treatment of acute and chronic leukemia by the FDA. The Company has selected APL as the initial indication for ATRAGEN; however, as with many cancer treatments, a wider range of potential indications may be possible. See "-- Government Regulation" and "-- Additional Business Risks -- Uncertainties Related to Clinical Trial Results."

         The Company believes there is a significant market opportunity for ATRAGEN. The Company has identified a number of tumor targets for which ATRAGEN may be an effective therapeutic. Collectively, these targets have an estimated incidence of 400,000 patients in the United States annually.

         In 1993, Aronex Pharmaceuticals entered into a collaborative agreement with Genzyme to develop and commercialize ATRAGEN for the treatment of cancer. This agreement has subsequently been modified, with the result that: (i) the Company retains responsibility for the further clinical development of ATRAGEN; and (ii) Genzyme has an option to acquire marketing rights to ATRAGEN, subject to the right of the Company to retain or reacquire such marketing rights and subject to certain other rights retained by the Company. See "-- Collaborative Agreements -- Collaborative Agreement with Genzyme."

         The composition and method of use of ATRAGEN (liposomal Tretinoin) is the subject of a patent application, assigned to MD Anderson, as to which the rights of MD Anderson are exclusively licensed to the Company. These rights are subject to certain options held by Genzyme related to development of ATRAGEN. Claims to the ATRAGEN formulation have been allowed in the European Patent Office. See "-- Patents and Proprietary Rights."

         Annamycin for Breast Cancer (Phase II)

         Annamycin is a new chemical entity belonging to the class of widely prescribed anti-cancer agents known as anthracyclines. This class of drug, which includes doxorubicin, daunorubicin and idarubicin, has been shown to be effective, either alone or in combination, against proliferating cancer cells. Anthracyclines currently on the market, however, suffer from two primary limitations. Cancer cells often develop a resistance to taxol, doxorubicin and related anthracyclines, rendering the treatment ineffective. This resistance, once developed by cancer cells, generally extends to include resistance to a variety of other chemotherapeutic agents, a phenomenon commonly referred to as multi-drug resistance. The best understood mechanism behind multi-drug resistance involves an increase in the production of P-glycoprotein, a trans-cell membrane pump. This pump transports drugs, including most types of anti-cancer drugs, out of tumor cells. Currently available anthracyclines also frequently result in severe toxic effects, including irreversible cardiotoxicity.

         Annamycin was designed to overcome these two major limitations. In contrast to conventional chemotherapeutic agents, Annamycin is structured so that it avoids the mechanism of operation of the trans-cell membrane pump believed to be one of the mechanisms responsible for multi-drug resistance. The Company's preclinical studies have shown that Annamycin, which is a liposomal formulation of a novel anthracycline, may be active against multi-drug resistant tumor cells. The Company's preclinical studies of Annamycin in animals bearing human tumors also indicate that Annamycin may be less cardiotoxic than doxorubicin.

         A Phase I dose-escalating clinical trial of Annamycin was completed in August 1997. Data from this trial were presented at the American Society of Clinical Oncology meeting in May 1997. Annamycin is currently being evaluated in Phase II multi-center clinical trials in breast cancer patients whose tumors are resistant to conventional therapies. See "-- Additional Business Risks -- Uncertainties Related to Clinical Trial Results."

         The Company believes that there would be a substantial market for an agent which is active against multi-drug resistance and exhibits an improved safety profile over doxorubicin. In the United States, the American Cancer Society estimates that there are approximately 179,000 new cases of breast cancer annually. Annamycin also has the potential to be used in treating other solid tumors in addition to leukemias and lymphomas. In 1998, the Company plans to initiate Phase II clinical trials to evaluate the activity of Annamycin in acute myelocytic leukemia.

         While there are a range of chemotherapeutic agents used alone and in combination to treat breast cancer and other solid tumors, including doxorubicin, daunorubicin, liposomal formulations of doxorubicin and daunorubicin, taxol, platinum and cyclophosphamide, the Company does not believe that there are any medicines available that are active against multi-drug resistant tumors. Aronex Pharmaceuticals is aware of some agents currently in Phase II clinical trials that are designed to modulate multi-drug resistance, but for which no efficacy data are yet available. These agents would potentially be used in combination with chemotherapeutic agents.

         The Company's liposomal formulation of Annamycin is the subject of an issued patent, licensed exclusively to the Company by MD Anderson, that claims liposomal Annamycin and a method using liposomal Annamycin in treating cancer. In addition, a patent application has been filed with respect to an improved process for preparing Annamycin. Patent protection is also being sought for a specific formulation of liposomal Annamycin with improved processing characteristics. Annamycin itself is the subject of a patent that has been non-exclusively sublicensed to Aronex Pharmaceuticals by MD Anderson, which was licensed from Ohio State University. See "-- Patents and Proprietary Rights."

         AR726 for Lung Cancer (Institutional Phase II)

         The Company, in conjunction with MD Anderson, is developing a novel platinum analogue, AR726, which has been designed to overcome the toxicity and resistance that currently limits the usefulness of platinum, a chemotherapeutic agent widely used in the treatment of solid tumors. AR726 was selected as the Company's lead candidate from a series of platinum anti-cancer compounds.

         Under an institutional IND at MD Anderson, AR726 is currently being evaluated in a Phase II clinical trial for the treatment of a lung cancer known as mesothelioma. This trial is sponsored by the Office of Orphan Drug Products at the FDA. A Phase I clinical trial was previously conducted under a physician's IND at MD Anderson.

         AR726 is covered by a series of patents and a patent application, licensed exclusively to the Company by MD Anderson, relating to hydrophobic cis-platinum complexes and to stable liposomal formulations of the lipophilic platinum compounds. The claims of these patents are drawn to novel cis-platinum complexes having hydrophobic properties and possessing branched or unbranched-chain hydrocarbon substituents. Formulations containing the novel platinum complexes entrapped in liposomes and exhibiting improved drug stability are included. Anti-tumor compositions containing these stable cis-platinum containing liposomes and methods of using them to treat tumors are also covered. Claims to the product have been allowed by the European Patent Office. A patent application filed in the United States that may overlap claims included in the United States patents licensed to the Company is the subject of an ongoing interference proceeding in the United States Patent and Trademark Office. The Company cannot currently predict the outcome of this matter. See "-Patents and Proprietary Rights."

         AR209: erbB-2 Targeted Therapy for Breast Cancer (Preclinical)

         AR209 is an innovative cancer therapy that is being developed initially for breast cancer, but which Aronex Pharmaceuticals believes has potential for additional solid tumor indications, including lung, ovarian and stomach cancers. The Company believes the design of this product improves upon conventional cancer therapy by targeting specific cancer cells that contain the oncoprotein erbB-2. The erbB-2 protein occurs at high levels only in tumors and not in normal tissues. AR209 is an antibody-toxin complex composed of a targeting ligand and a fragment of the Pseudomonas exotoxin. This novel product is designed to bind to cancer cells that contain the erbB-2 oncoprotein and to be transported inside (internalized) where it kills the cancer cell. Preclinical studies indicate that AR209 causes regression of solid human tumors and is well tolerated. The product is currently in preclinical development.

         In 1996, Aronex Pharmaceuticals entered into a collaborative agreement with Boehringer Mannheim to develop and commercialize AR209 for the treatment of breast cancer and other solid tumors. See "-- Collaborative Agreements -- Relationship with Boehringer Mannheim."

         Aronex Pharmaceuticals has a worldwide license from the NIH to the Pseudomonas exotoxin used in the design of AR209. The Company also has an exclusive license to a United States government patent application covering antibodies targeting the erbB-2 oncoprotein. Patent applications covering the sequences of the e23 antibody used in the formulation of AR209 have also been filed. See "-- Patents and Proprietary Rights."

RESEARCH PIPELINE

         The Company's goal is to establish an effective and efficient pharmaceutical development infrastructure and capability to provide a continuing pipeline of products for commercialization. The Company's research and development strategy is to augment its pipeline by partnering with academic centers such as MD Anderson and the NIH, as well as with private research foundations. Such partnering will allow the Company to identify opportunities which have already been validated in preclinical and, in some instances, clinical studies before allocating resources for further evaluation and development. This approach will allow the Company to bypass the lengthy and uncertain drug discovery and screening process and to proceed quickly to product development and clinical evaluation. The Company believes that utilizing this strategy will allow it to maintain a full pipeline of innovative products for the treatment of cancer and infectious diseases. See "-- Collaborative Agreements."

COLLABORATIVE AGREEMENTS

         The Company's development strategy involves entering into selected development and licensing agreements with corporate partners to provide working capital to the Company as well as assist in the efficient development and marketing of certain of its products. See "-- Additional Business Risks -- Risks Associated with Collaborative Arrangements."

         Relationship with Boehringer Mannheim

         In 1996, the Company entered into a license agreement with Boehringer Mannheim to develop and commercialize one of the Company's products, AR209. Under the agreement, Boehringer Mannheim is responsible for funding the costs of all remaining preclinical and clinical development of AR209 and for manufacturing the product. Boehringer Mannheim paid the Company $150,000 in license fees in connection with this agreement in 1997 and has agreed to pay minimum annual license fees of $100,000 during the term of the agreement. In addition, Boehringer Mannheim is required to pay Aronex Pharmaceuticals up to $2.65 million in milestone payments upon the occurrence of certain events and will pay Aronex Pharmaceuticals royalties on sales of the product. Aronex Pharmaceuticals has the option to co-promote the product under terms to be negotiated by the parties or to co-market the product if the parties are unable to reach an agreement as to the terms of a co-promotion arrangement. Boehringer Mannheim has the right to terminate the agreement if the costs of developing AR209 are materially greater than anticipated and Boehringer Mannheim determines, in its reasonable discretion, not to proceed with the development of the product in light of such increased costs. The Company has the right to terminate the agreement if Boehringer Mannheim fails to achieve certain milestones.

         Relationship with Ferrer

         In 1997, the Company entered into a supply and distribution agreement with Ferrer to commercialize and market NYOTRAN, under which Ferrer received the exclusive right to distribute and sell NYOTRAN(TM) in Spain and Portugal.

In December 1997, the Company, in cooperation with Ferrer, filed a Marketing Authorization Application in Spain and Portugal seeking approval for NYOTRAN for the treatment of systemic fungal infections.

         Collaborative Agreement with Genzyme

         In 1993, the Company entered into a license and development agreement with Genzyme to develop and commercialize ATRAGEN(R). The initial focus of the collaboration was the development of ATRAGEN for the treatment of myelogenous leukemias and certain non-hematologic cancers. The Company and Genzyme shared clinical development responsibilities and research program funding through the end of 1996. Under the agreement, Genzyme was required to make up to $1.5 million in milestone payments to the Company upon the occurrence of certain events and to pay the Company royalties on sales of the product. Genzyme had the right to terminate the agreement in the event of a third party claim of infringement by products subject to the agreement. The Company had the right to terminate the agreement if Genzyme failed to satisfy certain milestones. In connection with the collaborative agreement, Genzyme made a net $4.5 million equity investment in the Company and agreed to make an additional $5.0 million equity investment in the Company if certain developmental goals were achieved.

         In September 1996, Genzyme advanced Aronex Pharmaceuticals $2.0 million relating to the $5.0 million equity milestone. Early in 1997, the license and development agreement was amended and Genzyme was released from any further obligation to perform development work for ATRAGEN, and the license granted to Genzyme was converted to an option to acquire the right to market and sell ATRAGEN worldwide (with the Company retaining co-promotion rights in the United States). This option expires six months after an NDA is filed for ATRAGEN. To exercise its option, Genzyme is required to pay the Company $3.0 million and product royalties. If Genzyme exercises its option, Aronex Pharmaceuticals has six months during which it can reacquire the marketing rights by returning to Genzyme the $3.0 million received in connection with Genzyme's exercise of the option and repaying Genzyme the $2.0 million advance. Additionally, the Company is required to pay Genzyme product royalties, including $500,000 in minimum royalties in the first year. If Genzyme does not exercise its option, Aronex Pharmaceuticals is required to repay Genzyme the $2.0 million advance and to pay product royalties, including $500,000 in minimum royalties in the first year following the expiration of the option.

         Relationship with MD Anderson

         Aronex Pharmaceuticals has two license agreements with MD Anderson which grant the Company exclusive rights to manufacture, use, market and sell products based upon certain technology developed at MD
Anderson relating to the development of human monocyte or murine macrophage-derived cytotoxins which inhibit or destroy the proliferation of tumor cells, liposomal-encapsulated polyene antibiotics (except amphotericin B), liposomal-encapsulated anthracyclines, liposomal-encapsulated platinum derivatives and liposomal-encapsulated retinoids. NYOTRAN(TM), ATRAGEN(R), Annamycin and AR726 are products derived from the Company's relationship with MD Anderson.

         The license agreements with MD Anderson require Aronex Pharmaceuticals to pay royalties to The University of Texas Board of Regents (the "Board of Regents") for licensed technology based on specified percentages of cumulative net sales and royalties from sublicensees. Because it has not sold any products or processes to date, Aronex Pharmaceuticals has not paid any royalties under the license agreements. MD Anderson is responsible for the preparation, filing and prosecution of all patent applications, foreign and domestic, relating to technology developed at MD Anderson, and the Company reimburses MD Anderson for expenses incurred in connection with such activities.

         The license agreements generally remain in force until the expiration of the last patent subject to such agreements. Either party may terminate the license agreements after 60 days notice to the other party in the event of a material breach of the terms of such agreement. The Board of Regents has the right to terminate either license agreement with 90 days notice for failure to convert the licensed subject matter to a commercial form; however, the Company believes its ongoing and active research and development efforts directed at commercial marketing of the licensed products currently satisfies this obligation.

         Aronex Pharmaceuticals and MD Anderson have entered into research and development contracts in conjunction with the license agreements which obligate the Company to fund research and development expenses incurred by the MD

Anderson scientists that relate to the technology licensed by the Company. Such contracts grant the Company an exclusive worldwide license to technology related to the technology licensed under the license agreements and developed as a result of research funded by the Company. Such contracts also grant the Company a right of first refusal to acquire an exclusive worldwide license to certain technology developed at MD Anderson which is not the result of projects funded by the Company. Aronex Pharmaceuticals and MD Anderson have agreed to the funding commitments for all research projects under such contracts through December 31, 1997. Aronex Pharmaceuticals intends to continue funding various projects after December 31, 1997; however, the continuation of such projects is dependent on mutually agreed-to funding levels for 1998. The Company and MD Anderson are currently finalizing the funding arrangements for 1998. If the Company defaults in the payment of research and development funding commitments due MD Anderson under such contracts, MD Anderson may suspend the related research and development projects or, if the Company's default continues for a period of 60 days, MD Anderson may terminate the related contract upon 60 days notice to Aronex Pharmaceuticals.

         Relationship with Baylor

         Aronex Pharmaceuticals had collaborative arrangements with Baylor, under licensing, consulting and research and development arrangements entered into by Triplex beginning in 1989. The Company has an exclusive, worldwide, royalty-free license from Baylor to certain technology developed by Baylor. The collaboration arrangements terminated in 1996. The license agreement terminates on the expiration of the last patent to expire that is licensed thereunder.

MANUFACTURING

         The Company does not have facilities necessary to manufacture its products in accordance with FDA GMP, but it does have the capability to develop formulations, analytical methods, process controls and manufacturing technology for its products. The Company uses contract manufacturers to produce larger quantities of its products for clinical testing. Production is done on a per-purchase order basis, and the Company and the manufacturers of its products have not entered into any written agreements. Contract manufacturers are closely supervised to ensure adherence to established production methods and compliance with the Company's rigorous quality control and quality assurance standards. The Company does not expect to establish any significant manufacturing capacity in the near future. The Company does not operate and does not currently plan to operate manufacturing facilities for the production of its products in commercial quantities, and it intends to contract with third parties for the manufacture and supply of its products. There can be no assurance that the Company will be able to obtain supplies of its products from third-party suppliers on terms or in quantities acceptable to the Company. Also, the Company's dependence on third parties for the manufacture of its products may adversely affect the Company's product margins and its ability to develop and deliver products on a timely basis. Any such third-party suppliers or any manufacturing facility the Company establishes will be required to meet FDA GMP requirements. FDA inspection and approval of manufacturing facilities and quality procedures for a drug are a prerequisite to approval of an NDA for that drug. The Company may encounter significant delays in obtaining supplies from third-party manufacturers or experience interruptions in its supplies. If the Company is unable to obtain adequate supplies, its business would be materially adversely affected.

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

SALES AND MARKETING

         The Company presently intends to market its products and will build its sales and marketing infrastructure in accordance with regulatory submissions. The Company currently plans to market selected products directly to oncologists, hematologists and infectious disease specialists through a niche sales and marketing force in the United States. Where large market opportunities require large sales forces, the Company may enter into co-marketing arrangements with, or license marketing rights to, third parties. The Company's international strategy is to negotiate marketing agreements with pharmaceutical manufacturers and distributors which will entitle the Company to receive a percentage of net product sales.

         The Company does not have any experience in sales, marketing or distribution. To market any of its products, the Company must develop a sales and marketing force with supporting distribution capability or enter into marketing and distribution arrangements with a company that has an established capability. Significant additional expenditures will be required for the Company to develop such capabilities. The Company has entered into agreements with Ferrer with respect to the marketing and sale of NYOTRAN in certain European markets and with Boehringer Mannheim with respect to the marketing and sale of AR209 worldwide. In addition, the Company has entered into an agreement with Genzyme under which Genzyme may acquire the right to market and sell ATRAGEN, subject to certain conditions and certain rights of the Company. The Company plans to enter into additional marketing arrangements with one or more pharmaceutical companies with respect to NYOTRAN and, to the extent that Genzyme does not acquire or the Company reacquire marketing rights, with respect to ATRAGEN. In addition, the Company plans to enter into marketing agreements with one or more pharmaceutical companies to market other products that it may develop. To the extent the Company relies upon licensing, marketing or distribution arrangements with others, any revenues the Company receives will depend upon the efforts of third parties. There can be no assurance that any third party will market the Company's products successfully or that any third-party collaboration will be on terms favorable to the Company. If any marketing partner does not market a product successfully, the Company's business would be materially adversely affected. There can be no assurance that the Company will be able to establish sales, marketing and distribution capabilities or that it or its collaborators will be successful in gaining market acceptance for any products that the Company may develop. The Company's failure to establish marketing capabilities or to enter into marketing arrangements with third parties would have a material adverse effect on the Company.

PATENTS AND PROPRIETARY RIGHTS

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

         There can be no assurance that patents owned by or licensed to the Company will not be challenged by others. The Company could incur substantial costs in proceedings before the United States Patent and Trademark Office and other regulatory authorities, including interference proceedings. These proceedings could result in adverse decisions about the patentability of the Company's inventions and products as well as about the enforceability, validity or scope of protection afforded by the patents. The Company is currently involved in an interference proceeding before the United States Patent and Trademark Office regarding AR726. See "-- Cancer --AR726 for Lung Cancer."

         There can be no assurance that the manufacture, use or sale of the Company's product candidates will not infringe patent rights of others. The Company may be unable to avoid infringement of those patents and may be required to seek a license, defend an infringement action, or challenge the validity of the patents in court. There can be no assurance that a license will be available to the Company, if at all, upon terms and conditions acceptable to the Company or that the Company will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that the Company will have sufficient resources to bring such litigation to a successful conclusion. If the Company does not obtain a license under such patents, is found liable for infringement, or is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses. The Company does not believe that the commercialization of its products will infringe upon the patent rights of others. However, there can be no assurance that the Company has identified United States and foreign patents that pose a risk of infringement.

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

         Several bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication, patent term, reexamination, subject matter and enforceability. It is not certain whether any of these bills will be enacted into law or what form new laws may take. Accordingly, the effect of legislative change on the Company's intellectual property estate is uncertain.

GOVERNMENT REGULATION

         The Company's research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of its products, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. The United States Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Preclinical study and clinical trial requirements and the regulatory approval process take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of the Company's products. Delays or rejections in obtaining regulatory approvals would adversely affect the Company's ability to commercialize any product the Company develops and the Company's ability to receive product revenues or royalties. If regulatory approval of a product is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed.

         The FDA and other regulatory authorities require that the safety and efficacy of the Company's therapeutic products must be supported through adequate and well-controlled clinical trials. If the results of these clinical trials do not establish the safety and efficacy of the Company's products to the satisfaction of the FDA and other regulatory authorities, the Company will not receive the approvals necessary to market its products, which would have a material adverse effect on the Company.

         The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes: (i) preclinical tests; (ii) submission to the FDA of an IND which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application; (iv) submission of an NDA to the FDA; and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be inspected and approved by the FDA. All manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with current GMP requirements.

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

         The Company has designed the protocols for its pivotal clinical trials based on its analysis of its research, including various parts of its Phase I and Phase II clinical trials. Although copies of its pivotal clinical trial protocols have been submitted to the FDA, there can be no assurance that the FDA, after the results of the pivotal clinical trials have been announced, will not disagree with the design of the pivotal clinical trial protocols. In addition, the FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites, including case report forms and record keeping procedures, and the performance of the protocols by clinical trial personnel to determine compliance with Good Clinical Practices. The FDA also looks to determine that there was no bias in the conduct of clinical trials. The conduct of clinical trials in general and the performance of the pivotal clinical trial protocols is complex and difficult. There can be no assurance that the design or the performance of the pivotal clinical trial protocols will be successful.

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

         Even if regulatory approvals for the Company's products are obtained, the Company, its products, and the facilities manufacturing the Company's products are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of the Company's products. Each drug manufacturing establishment must be inspected and approved by the FDA. All manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's GMP requirements. To supply drug products for use in the United States, foreign manufacturing establishments must comply with the FDA's GMP requirements and are subject to periodic inspection by the FDA or by regulatory authorities in those countries under reciprocal agreements with the FDA. In complying with GMP requirements, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The Company does not have any drug manufacturing capability and must rely on outside firms for this capability. See "-- Manufacturing." The FDA stringently applies regulatory standards for manufacturing. Identification of previously unknown problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.

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

         Under the Orphan Drug Act, the FDA may grant "orphan drug" status to therapeutic agents intended to treat a "rare disease or condition," defined as a disease or condition that affects less than 200,000 persons in the United States. Orphan drug status grants the sponsor tax credits for the amounts expended on clinical trials, provided that certain conditions are met, as well as potential marketing exclusivity for four to seven years following approval of the pertinent NDA. The Company received orphan drug status for ATRAGEN(R) in 1993 for the treatment of acute and chronic leukemia and may request this status for more of its products as part of its overall regulatory strategy. There is no assurance, however, that any of its other products will receive orphan drug status or that the benefits of protection currently afforded by orphan drug status will remain in effect. In addition, any party may obtain orphan drug status with respect to products for which patent protection has expired or is otherwise unavailable. The first party granted marketing approval could prevent other persons from commercializing that product during the period for which exclusivity was granted to such party (i.e., four to seven years).

COMPETITION

         The Company believes that its products, because of their unique pharmacologic profiles and novel mechanisms of action, will become useful new treatments for cancers and infectious diseases, either as alternatives to or in combination with other pharmaceuticals. The Company is engaged in pharmaceutical product development characterized by rapid technological progress. Many established biotechnology and pharmaceutical companies, universities and other research institutions with resources significantly greater than those of the Company may develop products that directly compete with the Company's products. Those entities may succeed in developing products, including liposomes and liposomal products, that are safer, more effective or less costly than the Company's products. Even if the Company's products should prove to be more effective than those developed by other companies, other companies may be more successful than the Company because of greater financial resources, greater experience in conducting preclinical and clinical trials and obtaining regulatory approval, stronger sales and marketing efforts, earlier receipt of approval for competing products and other factors. If the Company commences significant commercial sales of its products, it or its collaborators will compete in areas in which the Company has little or no experience such as manufacturing and marketing. There can be no assurance that the Company's products, if commercialized, will be accepted and prescribed by healthcare professionals.

         Some of the Company's competitors are active in the development of liposome and liposomal research and product development to treat cancer and certain fungal infections. Those competitors include The Liposome Company, Inc., NeXstar Pharmaceuticals, Inc., and SEQUUS Pharmaceuticals, Inc. Each of these companies' products have regulatory approval in the United States and other countries. Any marketing of these and other products that treat disease indications targeted by the Company could adversely affect the market acceptance of the Company's products as a result of the established market recognition and physician familiarity with the competing product. The presence of directly competitive products could also result in more intense price competition than might otherwise exist, which could have a material adverse effect on the Company's financial condition and results of operations. The Company believes that competition will be intense for all of its product candidates.

EMPLOYEES

         As of December 31, 1997, the Company had 72 full time employees, 57 of whom were engaged in research, development, clinical and regulatory affairs and 15 of whom were engaged in administration. The Company plans to significantly expand its clinical, development and regulatory affairs staff in the future to address its needs relating to the preclinical and clinical development of the Company's products. Of the Company's employees, there are 10 Ph.Ds, 1 Pharm.D. and 1 M.D. The Company has not experienced any work stoppages and considers relations with its employees to be good.

ADDITIONAL BUSINESS RISKS

         Early Stage of Development; History of Operating Losses; Anticipation of Future Losses

         The Company is a development stage company. It has generated no revenues from product sales, and it does not expect to generate revenue from product sales in the immediate future. As of December 31, 1997, the Company's accumulated deficit was $69.2 million. To date, the Company has dedicated most of its financial resources to the research and development of products, general and administrative expenses, and the prosecution of patents and patent applications. The Company expects to incur operating losses for at least the next several years, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials, and costs associated with the commercialization of its products if regulatory approvals are received. The Company's ability to achieve profitability will depend, among other things, on successfully completing development of its products, obtaining regulatory approvals, establishing manufacturing, sales and marketing capabilities or collaborative arrangements, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Future Capital Needs; Uncertainty of Additional Funding

         The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company expects that its existing capital resources will be sufficient to fund its capital requirements through mid-1999. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research and development and clinical trial programs; the Company's ability to satisfy the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; costs of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions, or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Uncertainties Related to Clinical Trial Results

         The FDA and other regulatory authorities generally require that the safety and efficacy of a drug be supported by results from adequate and well-controlled pivotal clinical trials before approval for commercial sale. If the results of the Company's clinical trials do not demonstrate the safety and efficacy of its products in the treatment of patients suffering from the diseases for which such products are being tested, the Company will not be able to submit an NDA to the FDA. Clinical trials conducted on a fast-track, or expedited, basis may carry a higher risk that data will not be favorable or that the FDA will not accept the NDA for submission than do pivotal clinical trials developed with large populations using similar protocols. Even if the Company believes the pivotal clinical trials demonstrate the safety and efficacy of a product in the treatment of disease, the FDA and other regulatory authorities may not accept the Company's assessment of the results. In either case, the Company may be required to conduct additional clinical trials in an effort to demonstrate the safety and efficacy of the product. Without acceptable results and regulatory approval, the Company would not be able to commercialize its products, which would have a material adverse effect on the Company. There can be no assurance that the results of any of the Company's clinical trials will be favorable or that its products will obtain regulatory approval for commercialization.

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

         The administration of any product the Company develops may produce undesirable side effects in humans. The occurrence of side effects could interrupt or delay clinical trials of products and could result in the denial of approval of the Company's products for any or all targeted indications by the FDA or other regulatory authorities. The Company, the FDA or other regulatory authorities may suspend or terminate clinical trials at any time. Even if the Company receives FDA and other regulatory approvals, the Company's products may later exhibit adverse effects that limit or prevent their widespread use or that necessitate their withdrawal from the market. There can be no assurance that any of the Company's products will be safe for human use.

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

         No Assurance of Adequate Third-Party Reimbursement

         The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of the products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payers are increasingly challenging the prices charged for medical products and services. Accordingly, if less costly drugs are available, third party payers may not authorize reimbursement for the Company's products even if they offer advantages in safety or efficacy. Also, the trend toward managed healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for the Company's products. The cost containment measures that healthcare providers are instituting and any healthcare reform could affect the Company's ability to sell its products and may have a material adverse effect on the Company.

         There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company's products, that any reimbursement granted will be maintained, or that limits on reimbursement available from third-party payers will not reduce the demand for, or negatively affect the price of, the Company's products. The unavailability or inadequacy of third-party reimbursement for the Company's products would have a material adverse effect on the Company. The Company is unable to forecast what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect the legislation or regulation would have on the Company's business.

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

ITEM 2.  PROPERTIES

         The Company's corporate offices and laboratories are located in a 30,000 square foot leased building located at 8707 Technology Forest Place in The Woodlands, a suburb of Houston, Texas. The lease for this facility expires in 2008, and the Company has renewal options to extend the lease to 2018.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock (symbol: ARNX) is traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices for each calendar quarterly period in the two years ended December 31, 1997 as reported on the Nasdaq National Market. The information provided in the table gives effect to a one-for-two reverse split of the Company's Common Stock effected in July 1996.

YEAR ENDED DECEMBER 31, 1996:       HIGH         LOW
                                  ---------    -------
1st Quarter .................     $  13 1/2    $ 6 1/2
2nd Quarter .................        15          7 7/8
3rd Quarter .................        12 3/4      6 1/2
4th Quarter .................        10 1/4      7 1/8

YEAR ENDED DECEMBER 31, 1997:
1st Quarter .................     $  10 1/8    $ 5 1/8
2nd Quarter .................         6 7/8      3
3rd Quarter .................         7 5/8      3 5/8
4th Quarter .................         7 1/4      3 11/16


         The last sale price of the Common Stock as reported on the Nasdaq National Market on March 25, 1998 was $3.69 per share. At March 25 1998, there were approximately 200 holders of record and approximately 4,100 beneficial owners of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below are derived from the Company's financial statements as of and for each of the years in the five-year period ended December 31, 1997, which have been audited by Arthur Andersen LLP, independent public accountants. On September 11, 1995, Aronex Pharmaceuticals, Triplex and Oncologix effected the Mergers, which were accounted for under the purchase method of accounting. The selected financial data prior to September 11, 1995 represent the operations and balance sheet data of Aronex Pharmaceuticals, while the selected financial data from and after September 11, 1995 represent the combined operations and balance sheet data of the merged companies. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                     YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------
                                              1993          1994           1995             1996           1997
                                              ----          ----           ----             ----           ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
Research and development grants
and contracts ..........................     $     48      $    197      $  1,248         $  2,670      $    841
Interest income ........................          217           534           452            1,692         2,059
                                             --------      --------      --------         --------      --------
Total revenues .........................          265           731         1,700            4,362         2,900
Expenses:
Research and development ...............        4,491         7,637         8,347(1)        10,357        13,993
In-process research
and development ........................           --            --         8,383(2)           242         3,000(4)
General and administrative .............        1,876         1,950         2,215            1,620         2,641
Interest expense and other .............          123           196           184              173           257
                                             --------      --------      --------         --------      --------
Total expenses .........................        6,490         9,783        19,129           12,392        19,891
                                             --------      --------      --------         --------      --------
Net loss ...............................     $ (6,225)     $ (9,052)     $(17,429)        $ (8,030)     $(16,991)
                                             ========      ========      ========         ========      --------
Basic and diluted loss per share(3) ....     $  (1.72)     $  (1.76)     $  (2.69)        $  (0.62)     $  (1.14)
                                             ========      ========      ========         ========      ========
Weighted average shares used in
computing basic and diluted loss per
share(3) ...............................        3,602         5,153         6,488           13,048        14,896


                                                                  YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------------------
                                               1993           1994         1995          1996         1997
                                               ----           ----         ----          ----         ----
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-
term and long-term investments .........     $ 19,642      $ 10,019      $ 12,015      $ 41,388      $ 29,954
Total assets ...........................       21,187        12,958        15,530        44,281        32,125
Total long-term obligations ............          913         1,218         1,574           146             6
Deficit accumulated during
development stage ......................      (17,702)      (26,754)      (44,183)      (52,213)      (69,204)
Total stockholders' equity .............       19,471        10,660        11,994        40,477        27,379

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

(4) Represents the fair market value of Common Stock issued under the contingent stock rights issued relating to the Mergers. See Note 4 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes contained elsewhere herein.

OVERVIEW

         Since its inception in 1986, Aronex Pharmaceuticals has primarily devoted its resources to fund research, drug identification and development. The Company has been unprofitable to date and expects to incur operating losses for the next several years as it expends its resources for product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of approximately $69.2 million from inception through December 31, 1997. The Company has primarily financed its research and development activities and operations through public and private offerings of securities. The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

RESULTS OF OPERATIONS

         Years Ended December 31, 1996 and 1997

         Research and development grants and revenues decreased by $1.9 million to $0.8 million in 1997 from $2.7 million in 1996. The decrease in 1997 research and development grants and revenues was due primarily to the following factors:
(i) the Company received no revenues from Hoechst Marion Roussel, Inc. ("Hoechst") in 1997 compared with $1.3 million in revenues from Hoechst in 1996, as a result of the expiration of the Company's research and development agreement with Hoechst at the end of 1996; (ii) the Company received no revenues under its collaborative agreement with Genzyme during 1997 as compared with $576,000 in revenues under the Genzyme agreement in 1996, as a result of the termination of Genzyme's funding obligations under the agreement; and (iii) the Company received $166,000 in revenues under a research and development agreement with Targeted Genetics Corporation ("Targeted Genetics") in 1997 as compared with $597,000 in revenues from Targeted Genetics in 1996, as a result of the expiration of the agreement with Targeted Genetics in the second quarter of 1997. The decrease in research and development grants and revenues in 1997 was partially offset by the Company's receipt in 1997 of $250,000 under the Company's license agreement with Boehringer Mannheim and an additional $250,000 under a new license agreement with Genzyme relating to gene therapy.

         Interest income increased by $367,000 to $2.1 million in 1997 from $1.7 million in 1996, due primarily to an increase of funds available for investment during the first half of 1997 resulting from cash received from a public offering of Common Stock completed in May 1996.

         Research and development expenses increased by $3.6 million to $14.0 million in 1997 from $10.4 million in 1996. This increase in research and development expenses was due primarily to: (i) an increase of $1.2 million in clinical investigation costs relating mostly to NYOTRAN; (ii) an increase of $1.6 million in salaries and payroll costs, including costs relating to the hiring of senior pharmaceutical development and medical affairs executives;
(iii) an increase of $687,000 in drug materials and manufacturing costs, relating mainly to NYOTRAN and Zintevir; and (iv) an increase of $678,000 in outside pharmacology studies, relating mainly to ATRAGEN. These increases were partially offset by a decrease of $1.2 million in research expenses resulting from the elimination of the majority of the Company's internal research efforts in the second quarter of 1997, relating in part to the termination of research funding from Hoechst.

         In-process research and development costs of $3.0 million incurred in 1997 related to a non-cash research and development charge incurred in connection with the issuance of 686,472 shares of Common Stock, with an aggregate fair market value at the time of issuance of $3.0 million, under the contingent rights issued in the Triplex merger. The issuance of such shares under the contingent rights was required because equity milestone payments of $5.0 million were not received from Genzyme relating to ATRAGEN on or before September 11, 1997. ( See Note 4 of Notes to Financial Statements). In-process research and development costs of $242,000 in 1996 represent charges incurred relating to the

1995 Mergers including the non-cash settlement of a lawsuit filed by certain stockholders of Oncologix in connection with the Mergers in September 1995.

         General and administrative expenses increased by $1.0 million to $2.6 million in 1997 from $1.6 million in 1996. The increase in general and administrative expenses was primarily due to the following: (i) an increase of $721,000 in salaries and payroll costs, including costs relating to the hiring of a new Chief Executive Officer and a Vice President of Business Development; and (ii) an increase of $195,000 in stock and stock option compensation expense.

         The Company's net loss increased by $8.9 million to $16.9 million in 1997 from $8.0 million in 1996. The increase was primarily a result of the following: (i) an increase of $3.6 million in research and development expenses due to increased salaries and payroll costs and other expenses relating to advancing the Company's products; (ii) a $3.0 million charge relating to the issuance of shares of Common Stock under the contingent stock agreement (see
Note 4 of Notes to the Financial Statements); (iii) an increase of $1.0 million in general and administrative expenses relating mainly to increased salaries and payroll costs, including salary and hiring costs for several new positions; and
(iv) a decrease of $1.9 million in research and development grants and revenues, attributable primarily to the loss of revenues from the Hoechst agreement.

         Years Ended December 31, 1995 and 1996

         Research and development grants and revenues increased by $1.5 million to $2.7 million in 1996 from $1.2 million in 1995. The increase in research and development grants and revenues was due primarily to: (i) the Company's recognition of $576,000 in revenues during the third and fourth quarters of 1996 relating to pharmaceutical development work performed in connection with the Company's collaborative agreement with Genzyme; and (ii) the Company's recognition of revenues of $1.3 million from Hoechst. The Company did not recognize any revenue relating to the Genzyme agreement in 1995, as all such amounts were being deferred in accordance with the agreement, and recognized revenues of $350,000 in 1995 under the Hoechst agreement, representing amounts received after its assumption of Triplex's rights under that agreement in the Mergers.

         Interest income increased by $1.2 million to $1.7 million in 1996 from $452,000 in 1995, due primarily to an increase of funds available for investment resulting from cash received from the exercise of warrants and a public offering of Common Stock completed in May 1996.

         Research and development expenses increased by $2.0 million to $10.4 million in 1996 from $8.3 million in 1995, due primarily to the addition of Triplex's research department following the Mergers and increased clinical investigation costs relating to the Company's NYOTRAN and Zintevir products.

         In-process research and development costs of $242,000 in 1996 and $8.4 million in 1995 represent charges incurred in connection with the Mergers in September 1995 representing the excess of the purchase price and other costs of the Mergers over the fair value of the assets acquired in the Mergers. The charges in 1996 include the non-cash settlement of a lawsuit filed by certain stockholders of Oncologix.

         General and administrative expenses decreased by $595,000 to $1.6 million in 1996 from $2.2 million in 1995, primarily due to: (i) non-recurring operating expenses incurred on behalf of Oncologix and paid in 1995 by the Company pursuant to the terms of the Oncologix merger agreement; and (ii) a decrease in salary and personnel costs from 1995 due to severance payments made to the Company's former President in 1995.

         The Company's net loss decreased by $9.4 million to $8.0 million in 1996 from $17.4 million in 1995, due primarily to the $8.4 million charge in 1995 for in-process research and development costs in connection with the Mergers.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company's primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. The Company has raised an aggregate of approximately $75.0 million from the sale of equity securities from its inception through December 31, 1997. In July 1992, the Company raised net proceeds of approximately $10.7 million in the initial public offering of its Common Stock. In September 1993, the Company entered into a collaborative agreement with Genzyme relating to the development and commercialization of ATRAGEN, in connection with which the Company received net proceeds of approximately $4.5 million from the sale of shares of Common Stock to Genzyme. In November 1993 and May 1996, the Company raised net proceeds of approximately $11.5 million and $32.1 million, respectively, in public offerings of Common Stock. From October 1995 through December 31, 1997, the Company received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in the Oncologix merger. Prior to the Mergers, Triplex had raised $22.0 million from sales of equity securities and $7.5 million from collaborative arrangements and SBIR grants, of which $6.7 million remained as cash, cash-equivalents and investments at the effective time of the Mergers. From its inception through December 31, 1997, the Company also received an aggregate of $4.8 million in cash from collaborative arrangements and SBIR grants.

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Cash of $10.7 million, $7.6 million and $6.5 million was used in operating activities during 1997, 1996 and 1995, respectively.

         The Company had cash, cash-equivalents and short-term and long-term investments of $30.0 million, $41.4 million and $12.0 million as of December 31, 1997, 1996, and 1995, respectively, consisting primarily of cash, money market accounts, United States government securities and investment grade corporate bonds.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial statements required by this Item are incorporated under
Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 11.   EXECUTIVE COMPENSATION.

         The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Director Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1997. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item as to certain business relationships and transactions with management and other related parties of the company is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1997.

         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   Documents Filed as Part of This Report

           FINANCIAL STATEMENTS

           See Index to Financial Statements on Page F-1 of this report.

           EXHIBITS

       Exhibit
       Number                           Exhibit
       -------                          -------
         3.1      Restated Certificate of Incorporation, as amended. Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "June 1997 Form 10-Q") is
                  incorporated herein by reference.

         3.2      Restated Bylaws. Exhibit 3.2 to the Company's Registration
                  Statement on Form S-1 (No. 33-47418) (the "1992 Registration
                  Statement"), as declared effective by the Commission on July
                  10, 1992, is incorporated herein by reference.

         4.1      Specimen certificate for shares of Common Stock, par value
                  $.001 per share. Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 is incorporated herein by reference.

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

         10.4     Third Amendment to Registration Rights Agreement dated
                  September 10, 1993, among the Company and certain of its stockholders. Exhibit 10.24 to the Company's Registration
                  Statement on Form S-1 (No. 33-71166) (the "1993 Registration
                  Statement"), as declared effective by the Commission on November 15, 1993, is incorporated herein by reference.

         10.5     Fourth Amendment to Registration Rights Agreement dated
                  January 20, 1994, among the Company and certain of its stockholders. Exhibit 10.28 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1993 (the "1993 Form
                  10-K") is incorporated herein by reference.

         10.6++ Amended and Restated 1989 Stock Option Plan. Exhibit 10.1 to the June 1997 Form 10-Q is incorporated herein by reference.

         10.7++   Amended and Restated 1993 Non-Employee Director Stock Option
                  Plan. Exhibit 10.2 to the June 1997 Form 10-Q is incorporated herein by reference.

       Exhibit
       Number                           Exhibit
       -------                          -------
         10.8**   Exclusive License Agreement dated October 15, 1986, between the Company, The University of Texas System Board of Regents
                  and The University of Texas M. D. Anderson Cancer Center.
                  Exhibit 10.8 to the 1992 Registration Statement is
                  incorporated herein by reference.

         10.9 Research and Development Contract dated October 1, 1986, between the Company, The University of Texas System Board of
                  Regents and The University of Texas M. D. Anderson Cancer
                  Center, together with amendments and extensions thereto.
                  Exhibit 10.9 to the 1992 Registration Statement is incorporated herein by reference.

         10.10**  Exclusive License Agreement dated July 1, 1988, between the
                  Company, The University of Texas System Board of Regents and
                  The University of Texas M. D. Anderson Cancer Center, together with amendments and extensions thereto. Exhibit 10.10 to the 1992 Registration Statement is incorporated herein by reference.

         10.11 Research and Development Contract dated July 1, 1988, between the Company, The University of Texas System Board of Regents and The University of Texas M. D. Anderson Cancer Center, together with amendments and extensions thereto. Exhibit 10.11 to the 1992 Registration Statement is incorporated herein by reference.

         10.12    Amendment No. 2 to Exclusive License Agreement dated July 9,
                  1993, among the Company, The University of Texas System Board of Regents and The University of Texas M. D. Anderson Cancer
                  Center. Exhibit 10.20 to the 1993 Registration Statement is incorporated herein by reference.

         10.13 Sponsored Laboratory Study Agreement dated July 9, 1993, between the Company and The University of Texas M. D. Anderson
                  Cancer Center. Exhibit 10.21 to the 1993 Registration
                  Statement is incorporated herein by reference.

         10.14    Technology Transfer Agreement dated July 18, 1989, among
                  Triplex Pharmaceutical Corporation and Baylor College of
                  Medicine, BCM Technologies, Inc., Michael Edward Hogan and
                  Donald Joseph Kessler. Exhibit 10.61 to the Company's
                  Registration Statement on Form S-4 (No. 33-91584) dated July
                  24, 1995 (the "Merger Registration Statement) is incorporated herein by reference.

         10.15 Form of Key Management Proprietary Information and Inventions and Noncompetition Agreement. Exhibit 10.23 to the 1992
                  Registration Statement is incorporated herein by reference.

         10.16    Form of Proprietary Information and Inventions Agreement.
                  Exhibit 10.24 to the 1992 Registration Statement is incorporated herein by reference.

         10.17 Stock Purchase Warrant dated March 29, 1990, from the Company in favor of Pacific Venture Finance, Inc. Exhibit 10.28 to the
                  1992 Registration Statement is incorporated herein by reference.

         10.18 Master Loan and Security Agreement dated March 1, 1993, between the Company and MMC/GATX Partnership No. 1. Exhibit
                  10.21 to the Company's Annual Report on Form 10-K for the fiscal year Ended December 31, 1993 (the "1993 Form 10-K") is incorporated herein by reference.

       Exhibit
       Number                           Exhibit
       -------                          -------
         10.19    Common Stock Purchase Warrant dated June 28, 1993 from the
                  Company in favor of MMC/GATX Partnership No. 1. Exhibit 10.22 to the 1993 Form 10-K is incorporated herein by reference.

         10.20    Common Stock Purchase Warrant dated March 21, 1994 from the
                  Company in favor of MMC/GATX Partnership No. 1. Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "March 1994 Form 10-Q") is incorporated herein by reference.

         10.21    Common Stock Purchase Warrant dated January 27, 1994 from the
                  Company in favor of Vector Securities International, Inc.
                  Exhibit 10.29 to the 1993 Form 10-K is incorporated herein by reference.

         10.22 License and Development Agreement dated September 10, 1993, between the Company and Genzyme Corporation. Exhibit 10.22 to the 1993 Registration Statement is incorporated herein by reference.

         10.23** Common Stock Purchase Agreement dated September 10, 1993, between the Company and Genzyme Corporation. Exhibit 10.23 to the 1993 Registration Statement is incorporated herein by reference.

         10.24    Amendment No. 2 to License and Development Agreement dated
                  September 10, 1996, between the Company and Genzyme
                  Corporation. Exhibit 10.1 to the Company's Quarterly Report on
                  Form 10-Q for the fiscal quarter ended September 30, 1996 (the
                  "September 1996 Form 10-Q") is incorporated herein by reference.

         10.25    Amendment No. 2 to Stock Purchase Agreement dated September
                  10, 1996, between the Company and Genzyme Corporation. Exhibit
                  10.2 to the September 1996 Form 10-Q is incorporated herein by reference.

         10.26**  Amendment No. 3 to license and Development Agrement dated
                  March 25, 1997, between the Company and Genzyme Corporation.
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997 (the "March 1997
                  Form 10-Q") is incorporated herein by reference.

         10.27    Amendment No. 3 to Common Stock Purchase Agreement dated March
                  25, 1997, between the Company and Genzyme Corporation. Exhibit
                  10.2 to the March 1997 Form 10-Q is incorporated herein by reference.

         10.28    Licensing Agreement dated December 7, 1996, between the
                  Company and Boehringer Mannheim GmbH. Exhibit 10.51 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996 is incorporated herein by reference.

         10.29*   Plan and Agreement of Merger dated February 22, 1995, among
                  Triplex Pharmaceutical Corporation, Argus Pharmaceuticals,
                  Inc. and API Acquisition Company No. 1. Exhibit 1.1 to the
                  Company's Current Report on Form 8-K dated February 22, 1995
                  (the "February 1995 Form 8-K") is incorporated herein by reference.

         10.30    Form of Certificate of Contingent Interest. Exhibit 1.2 to the
                  February 1995 Form 8-K is incorporated herein by reference.


       Exhibit
       Number                           Exhibit
       -------                          -------
         10.31*   Agreement and Plan of Merger dated February 22, 1995, among
                  Oncologix, Inc., the Company and API Acquisition Company No.
                  2. Exhibit 1.7 to the February 1995 Form 8-K is incorporated herein by reference.

         10.32 Form of Warrant. Exhibit 1.8 to the February 1995 Form 8-K is incorporated herein by reference.

         10.33*   Agreement between Oncologix and HCV Group. Exhibit 1.9 to the
                  February 1995 Form 8-K is incorporated herein by reference.

         10.34    Exchange Agreement dated December 12, 1995, among the Company,
                  Health Care Ventures I, L.P., Health Care Ventures II, L.P.,
                  Health Care Ventures III, L.P. and Health Care Ventures IV,
                  L.P. Exhibit 1.2 to the Company's Current Report on Form 8-K dated December 12, 1995 is incorporated herein by reference.

         10.35++ Third Amendment to Consulting Agreement dated March 15, 1994, between the Company and Gabriel Lopez-Berestein. Exhibit 10.3 to the March 1994 Form 10-Q is incorporated herein by reference.

         10.36++  Employment Agreement dated December 5, 1996, between the
                  Company and Praveen Tyle, Ph.D. Exhibit 10.3 to the March 1997
                  Form 10-Q is incorporated herein by reference.

         10.37++  Employment Agreement dated March 12, 1997, between the
                  Company and David S. Gordon, M.D. Exhibit 10.4 to the March
                  1997 Form 10-Q is incorporated herein by reference.

         10.38++  Employment Agreement dated July 28, 1997, between the
                  Company and Janet Walter. Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for fiscal quarter ended
                  September 30, 1997 is incorporated herein by reference.

         10.39++ Employment Agreement dated November 3, 1997 between the
              +   Company and Geoffrey Cox, Ph.D.

         10.40++  Form of Employment Agreement with James M. Chubb, Ph.D.
                  Exhibit 10.46 to the Merger Registration Statement is incorporated herein by reference.

         10.41    Lease Agreement dated April 4, 1997, between the Company and
                  The Woodlands Corporation. Exhibit 10.3 to the June 1997 Form
                  10-Q is incorporated herein by reference.

         11.1+    Statement regarding computation of loss per share.

         23.1+    Consent of Arthur Andersen LLP.

         27.1+    Financial Data Schedule.



---------------
+        Filed herewith.

++       Management contract or compensatory plan or arrangement.

* These agreements omit certain exhibits and schedules. The Company will provide a copy of any omitted exhibit or schedule upon request.

** The Company has omitted certain portions of these agreements in reliance upon Rule 406 under the Securities Act.


         (b)      Reports on Form 8-K filed in the fourth quarter of fiscal 1997
                  None

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                              ARONEX PHARMACEUTICALS, INC.


Dated: March 25, 1998                         By:  /s/ GEOFFREY F. COX
                                                 ------------------------------
                                                       Geoffrey F. Cox
                                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ GEOFFREY F. COX                      Chairman of the Board of Directors             March 25, 1998
-------------------------------          Chief Executive Officer
Geoffrey F. Cox                          (Principal executive officer)



/s/ TERANCE A. MURNANE                   Controller   March 25, 1998
-------------------------------          (Principal financial and accounting officer)
Terance A. Murnane



/s/ RONALD J. BRENNER                    Director                                       March 25, 1998
-------------------------------
Ronald J. Brenner


/s/ JAMES R. BUTLER                      Director                                       March 25, 1998
-------------------------------
James R. Butler


/s/ GABRIEL LOPEZ-BERESTEIN              Director                                       March 25, 1998
-------------------------------
Gabriel Lopez-Berestein



/s/ MARTIN P. SUTTER                     Director                                       March 25, 1998
-------------------------------
Martin P. Sutter


/s/ GREGORY F. ZAIC                      Director                                       March 25, 1998
-------------------------------
Gregory F. Zaic


                          INDEX TO FINANCIAL STATEMENTS

                                                                                              PAGE
                                                                                              ----
Report of Independent Public Accountants                                                       F-2

Balance Sheets as of December 31, 1996 and 1997                                                F-3

Statements of Operations for the Years ended December 31, 1995, 1996 and 1997,
    and for the Period from Inception (June 13, 1986) through December 31, 1997                F-4

Statements of Stockholders' Equity for the Period from Inception (June 13, 1986)
    through December 31, 1997                                                                  F-5

Statements of Cash Flows for the Years ended December 31, 1995, 1996 and 1997,
    and for the Period from Inception (June 13, 1986) through December 31, 1997               F-10

Notes to Financial Statements                                                                 F-11


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Aronex Pharmaceuticals, Inc.:

         We have audited the accompanying balance sheets of Aronex Pharmaceuticals, Inc. (a Delaware corporation in the development stage), as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (June 13, 1986) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aronex Pharmaceuticals, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (June 13, 1986) through December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


The Woodlands, Texas
February 17, 1998

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                 BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                 ASSETS
                                                                                            DECEMBER 31
                                                                                          1996          1997
                                                                                        --------      --------
Current assets:
         Cash and cash equivalents ................................................     $  4,179      $  2,029
         Short-term investments ...................................................       30,414        17,783
         Accounts receivable ......................................................           78           100
         Prepaid expenses and other assets ........................................          663           474
                                                                                        --------      --------
                  Total current assets ............................................       35,334        20,386

Long-term investments .............................................................        6,795        10,142
Furniture, equipment and leasehold improvements, net of accumulated
depreciation of $2,869 and $3,660, respectively ...................................        2,152         1,107
Deposits ..........................................................................           --           490
                                                                                        --------      --------
                  Total assets ....................................................     $ 44,281      $ 32,125
                                                                                        ========      ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses ....................................     $  1,191      $  1,977
         Accrued payroll ..........................................................          126           554
         Advance from Genzyme .....................................................           --         2,000
         Note Payable to Genzyme ..................................................        2,000            --
         Current portion of notes payable .........................................          325           191
         Current portion of obligations under capital leases ......................           16            18
                                                                                        --------      --------
                  Total current liabilities .......................................        3,658         4,740

Long-term liabilities:
         Notes payable, net of current portion ....................................          121            --
         Obligations under capital leases, net of current portion .................           25             6
                                                                                        --------      --------
                  Total long-term obligations .....................................          146             6

Commitments and Contingencies

Stockholders' equity:
         Preferred stock $.001 par value, 5,000,000 shares authorized,
            none issued and outstanding ...........................................           --            --
         Common stock $.001 par value, 30,000,000 shares authorized, 14,597,247
            and 15,459,166 shares issued and outstanding, respectively ............           15            15
         Additional paid-in capital ...............................................       93,742        96,606
         Common stock warrants ....................................................          968           967
         Treasury stock ...........................................................          (11)          (11)
         Deferred compensation ....................................................       (1,949)         (907)
         Unrealized loss on securities available-for-sale .........................          (75)          (87)
         Deficit accumulated during development stage .............................      (52,213)      (69,204)
                                                                                        --------      --------

                  Total stockholders' equity ......................................       40,477        27,379
                                                                                        --------      --------

         Total liabilities and stockholders' equity ...............................     $ 44,281      $ 32,125
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

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF OPERATIONS
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)



                                                                                      PERIOD FROM
                                                   YEARS ENDED DECEMBER 31,       INCEPTION (JUNE 13,
                                             ------------------------------------    1986) THROUGH
                                               1995           1996         1997    DECEMBER 31, 1997
                                             --------      --------      --------  -----------------
Revenues:
  Interest income ......................     $    452      $  1,692      $  2,059      $  5,581
  Research and development grants
     and contracts .....................        1,248         2,670           841         5,050
                                             --------      --------      --------      --------
          Total revenues ...............        1,700         4,362         2,900        10,631
                                             --------      --------      --------      --------
Expenses:
  Research and development .............        8,347        10,357        13,993        53,135
  Purchase of in-process research
     and development ...................        8,383           242         3,000        11,625
  General and administrative ...........        2,215         1,620         2,641        13,804
  Interest expense and other ...........          184           173           257         1,271
                                             --------      --------      --------      --------
          Total expenses ...............       19,129        12,392        19,891        79,835
                                             --------      --------      --------      --------
Net loss ...............................     $(17,429)     $ (8,030)     $(16,991)     $(69,204)
                                             ========      ========      ========      ========
Basic and diluted loss per share .......     $  (2.69)     $  (0.62)     $  (1.14)
                                             ========      ========      ========

Weighted average shares used in
  computing basic and diluted
  loss per share .......................        6,488        13,048        14,896
                                             ========      ========      ========



                     The accompanying notes are an integral
                      part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1997
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                                         UNREALIZED
                                                                                                                          LOSS ON
                                                                                       ADDITIONAL   COMMON               SECURITIES
                                                                 COMMON STOCK            PAID-IN     STOCK     DEFERRED   AVAILABLE
                                                             SHARES        AMOUNT        CAPITAL    WARRANTS COMPENSATION FOR SALE
                                                            ---------     ---------     ---------   -------- ------------ --------
Sale of Common Stock for cash, August
     through December 1986
     ($1.6396 per share) ..............................       183,334     $      --     $     301     $  --     $  --     $  --
Issuance of Common Stock for license
     agreement rights, October 1986
     ($.006 per share) ................................        60,606            --             1        --        --        --
Net loss ..............................................            --            --            --        --        --        --
                                                            ---------     ---------     ---------     -----     -----     -----
Balance at December 31, 1986 ..........................       243,940            --           302        --        --        --
Issuance of Common Stock in exchange for
     8% convertible notes, May 1987
     ($3.30 per share) ................................        90,909             1           299        --        --        --
Net loss ..............................................            --            --            --        --        --        --
                                                            ---------     ---------     ---------     -----     -----     -----
Balance at December 31, 1987 ..........................       334,849             1           601        --        --        --
Warrants issued to purchase 11,364 shares
     of Common Stock ..................................            --            --            --        --        --        --
Issuance of Common Stock for cash, September
and December 1988 ($.066 per share) ...................       130,303            --             8        --        --        --
Net loss ..............................................            --            --            --        --        --        --
                                                            ---------     ---------     ---------     -----     -----     -----
Balance at December 31, 1988 ..........................       465,152             1           609        --        --        --
Issuance of Common Stock for cash, July
     and August 1989 ($.066 per share) ................       158,182            --            10        --        --        --
Issuance of Common Stock for cash, August
     1989 ($3.63 per share) ...........................     1,220,386             1         4,429        --        --        --
Issuance of Common Stock for key man life
     insurance policies, December 1989 ($3.63) ........         3,862            --            14        --        --        --
Net loss ..............................................            --            --            --        --        --        --
                                                            ---------     ---------     ---------     -----     -----     -----
Balance at December 31, 1989 ..........................     1,847,582     $       2     $   5,062     $  --     $  --     $  --
                                                            ---------     ---------     ---------     -----     -----     -----


                                                            DEFICIT
                                                          ACCUMULATED
                                                             DURING                   TOTAL
                                                           DEVELOPMENT   TREASURY  STOCKHOLDERS'
                                                             STAGE        STOCK       EQUITY
                                                           ---------      -----     ---------
Sale of Common Stock for cash, August
     through December 1986
     ($1.6396 per share) ..............................    $      --      $  --     $     301
Issuance of Common Stock for license
     agreement rights, October 1986
     ($.006 per share) ................................           --         --             1
Net loss ..............................................          (40)        --           (40)
                                                           ---------      -----     ---------
Balance at December 31, 1986 ..........................          (40)        --           262
Issuance of Common Stock in exchange for
     8% convertible notes, May 1987
     ($3.30 per share) ................................           --         --           300
Net loss ..............................................         (216)        --          (216)
                                                           ---------      -----     ---------
Balance at December 31, 1987 ..........................         (256)        --           346
Warrants issued to purchase 11,364 shares
     of Common Stock ..................................           --         --            --
Issuance of Common Stock for cash, September
and December 1988 ($.066 per share) ...................           --         --             8
Net loss ..............................................         (832)        --          (832)
                                                           ---------      -----     ---------
Balance at December 31, 1988 ..........................       (1,088)        --          (478)
Issuance of Common Stock for cash, July
     and August 1989 ($.066 per share) ................           --         --            10
Issuance of Common Stock for cash, August
     1989 ($3.63 per share) ...........................           --         --         4,430
Issuance of Common Stock for key man life
     insurance policies, December 1989 ($3.63) ........           --         --            14
Net loss ..............................................         (942)        --          (942)
                                                           ---------      -----     ---------
Balance at December 31, 1989 ..........................    $  (2,030)     $  --     $   3,034
                                                           ---------      -----     ---------


                                                        (continued on next page)

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1997
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)





                                                                                        ADDITIONAL     COMMON
                                                                 COMMON STOCK            PAID-IN       STOCK       DEFERRED
                                                             SHARES        AMOUNT        CAPITAL      WARRANTS    COMPENSATION
                                                            ---------     ---------     ---------     ---------   ------------
Balance at December 31, 1989 ..........................     1,847,582     $       2     $   5,062     $      --     $      --
Stock options exercised January 1990 ($.66
          per share) ..................................            30            --            --            --            --
Warrants issued to purchase 9,914 shares
         of Common Stock ..............................            --            --            --            --            --
Net loss ..............................................            --            --            --            --            --
                                                            ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1990 ..........................     1,847,612             2         5,062            --            --
Stock options exercised, May 1991 ($.66
         per share) ...................................            75            --            --            --            --
Issuance of Common Stock for cash and notes
         payable  including accrued interest of
         $96,505, October 1991 ($7.26 per share) ......       596,095            --         4,328            --            --
Deferred compensation relating to certain
         stock options ................................            --            --           326            --          (326)
Compensation expense related to stock options .........            --            --            --            --           138
Net loss ..............................................            --            --            --            --            --
                                                            ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1991 ..........................     2,443,782             2         9,716            --          (188)
Stock options exercised, January, April, May,
October and December 1992 ($.66 per
share) ................................................        37,198            --            24            --            --
Stock warrants exercised April, May and
August 1992 ($3.63 per share) .........................        11,364            --            41            --            --
Issuance of Common Stock for cash in initial
public offering, July 1992 ($14.00 per
share) ................................................       850,000             1        10,659            --            --
Deferred compensation relating to certain
         stock options ................................            --            --         1,644            --        (1,644)
Compensation expense related to stock options .........            --            --            --            --           460
Net loss ..............................................            --            --            --            --            --
                                                            ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1992 ..........................     3,342,344     $       3     $  22,084     $      --     $  (1,372)

                                                            UNREALIZED      DEFICIT
                                                              LOSS ON     ACCUMULATED
                                                            SECURITIES       DURING                         TOTAL
                                                            AVAILABLE      DEVELOPMENT     TREASURY      STOCKHOLDERS'
                                                             FOR SALE        STAGE          STOCK          EQUITY
                                                             ---------    ---------      ------------     ---------
Balance at December 31, 1989 ..........................     $      --     $  (2,030)     $         --     $   3,034
Stock options exercised January 1990 ($.66
          per share) ..................................            --            --                --            --
Warrants issued to purchase 9,914 shares
         of Common Stock ..............................            --            --                --            --
Net loss ..............................................            --        (1,825)               --        (1,825)
                                                            ---------     ---------      ------------     ---------
Balance at December 31, 1990 ..........................            --        (3,855)               --         1,209
Stock options exercised, May 1991 ($.66
         per share) ...................................            --            --                --            --
Issuance of Common Stock for cash and notes
         payable  including accrued interest of
         $96,505, October 1991 ($7.26 per share) ......            --            --                --         4,328
Deferred compensation relating to certain
         stock options ................................            --            --                --            --
Compensation expense related to stock options .........            --            --                --           138
Net loss ..............................................            --        (2,914)               --        (2,914)
                                                            ---------     ---------      ------------     ---------
Balance at December 31, 1991 ..........................            --        (6,769)               --         2,761
Stock options exercised, January, April, May,
October and December 1992 ($.66 per
share) ................................................            --            --                --            24
Stock warrants exercised April, May and
August 1992 ($3.63 per share) .........................            --            --                --            41
Issuance of Common Stock for cash in initial
public offering, July 1992 ($14.00 per
share) ................................................            --            --                --        10,660
Deferred compensation relating to certain
         stock options ................................            --            --                --            --
Compensation expense related to stock options .........            --            --                --           460
Net loss ..............................................            --        (4,708)               --        (4,708)
                                                            ---------     ---------      ------------     ---------
Balance at December 31, 1992 ..........................     $      --     $ (11,477)     $         --     $   9,238



                                                        (continued on next page)

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1997
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                        ADDITIONAL     COMMON
                                                                 COMMON STOCK            PAID-IN       STOCK       DEFERRED
                                                             SHARES        AMOUNT        CAPITAL      WARRANTS    COMPENSATION
                                                            ---------     ---------     ---------     ---------   ------------
Balance at December 31, 1992 ..........................     3,342,344     $       3     $  22,084     $    --     $  (1,372)
Issuance of Common Stock for compensation .............         5,000            --            51          --            --
Warrants issued to purchase 50,172 shares
     of Common Stock ..................................            --            --            --          --            --
Stock options exercised, February and
     November 1993 ($.66) per share ...................        14,465            --             9          --            --
Issuance of Common Stock for cash,
     September 1993 ($14.00 per share) ................       357,143            --         4,538          --            --
Issuance of Common Stock for cash in
     secondary public offering November &
     December 1993 ($9.00 per share) ..................     1,402,250             2        11,462          --            --
Compensation expense related to stock options .........            --            --            --          --           396
Net loss ..............................................            --            --            --          --            --
                                                            ---------     ---------     ---------     -------     ---------
Balance at December 31, 1993 ..........................     5,121,202             5        38,144          --          (976)
Deferred compensation relating to certain
     stock options.....................................            --            --            66          --           (66)
Stock options exercised, January through October
     1994 ($.66 per share) ............................        15,111            --            10          --            --
Warrants issued to purchase 537 shares of common
     stock ............................................            --            --            --          --            --
Issuance of additional shares of Common
     Stock pursuant to collaborative
     agreement (see Note 6) ...........................        66,163            --            --          --            --
Compensation expense related to stock options .........            --            --            --          --           546
Unrealized loss on available-for-sale securities ......            --            --            --          --            --
Net loss ..............................................            --            --            --          --            --
                                                            ---------     ---------     ---------     -------     ---------
 Balance at December 31, 1994 .........................     5,202,476     $       5     $  38,220     $    --     $    (496)

                                                            UNREALIZED      DEFICIT
                                                              LOSS ON     ACCUMULATED
                                                            SECURITIES       DURING                         TOTAL
                                                            AVAILABLE      DEVELOPMENT     TREASURY      STOCKHOLDERS'
                                                             FOR SALE        STAGE          STOCK          EQUITY
                                                             ---------    ---------      ------------     ---------
Balance at December 31, 1992 ..........................     $      --      $ (11,477)    $       --     $  9,238
Issuance of Common Stock for compensation .............            --             --             --           51
Warrants issued to purchase 50,172 shares
     of Common Stock ..................................            --             --             --           --
Stock options exercised, February and
     November 1993 ($.66) per share ...................            --             --             --            9
Issuance of Common Stock for cash,
     September 1993 ($14.00 per share) ................            --             --             --        4,538
Issuance of Common Stock for cash in
     secondary public offering November &
     December 1993 ($9.00 per share) ..................            --             --             --       11,464
Compensation expense related to stock options .........            --             --             --          396
Net loss ..............................................            --         (6,225)            --       (6,225)
                                                            ---------      ---------     ----------     --------
Balance at December 31, 1993 ..........................            --        (17,702)            --       19,471
Deferred compensation relating to certain .............            --             --             --           --
     stock options
Stock options exercised, January through October
     1994 ($.66 per share) ............................            --             --             --           10
Warrants issued to purchase 537 shares of common
     stock ............................................            --             --             --           --
Issuance of additional shares of Common
     Stock pursuant to collaborative
     agreement (see Note 6) ...........................            --             --             --           --
Compensation expense related to stock options .........            --             --             --          546
Unrealized loss on available-for-sale securities ......          (315)            --             --         (315)
Net loss ..............................................            --         (9,052)            --       (9,052)
                                                            ---------      ---------     ----------     --------
 Balance at December 31, 1994 .........................     $    (315)     $ (26,754)    $       --     $ 10,660



                                                        (continued on next page)

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1997
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                   ADDITIONAL       COMMON
                                                         COMMON STOCK               PAID-IN         STOCK          DEFERRED
                                                     SHARES        AMOUNT           CAPITAL        WARRANTS       COMPENSATION
                                                    ---------     ---------        ---------       ---------      ------------
Balance at December 31, 1994 ................       5,202,476      $         5     $    38,220    $         --      $      (496)
Deferred compensation relating to certain
          stock options .....................              --               --           1,380              --           (1,380)
Stock options exercised, January through
          December 1995 ($.66 per share) ....          36,958               --              24              --               --
Issuance of Common Stock and warrants
          pursuant to merger agreements
         (see Note 4) .......................       3,868,436                4          11,111           2,844               --
Warrants exercised ($4.50 per share) ........         705,614                1           3,402            (226)              --
Issuance of Common Stock pursuant to
     settlement agreement (see Note 6) ......         531,552               --           2,046          (1,130)              --
Issuance of Common Stock for services
     rendered ...............................          37,500               --             159              --               --
Treasury stock purchased ($4.42 per share) ..          (2,480)              --              --              --               --
Compensation expense related to stock
     options ................................              --               --              --              --              340
Unrealized gain on available-for-sale
     securities .............................              --               --              --              --               --
Net loss ....................................              --               --              --              --               --
                                                  -----------      -----------     -----------     -----------      -----------
Balance at December 31, 1995 ................      10,380,056      $        10     $    56,342     $     1,488      $    (1,536)


                                                    UNREALIZED      DEFICIT
                                                      LOSS ON     ACCUMULATED
                                                    SECURITIES       DURING                            TOTAL
                                                    AVAILABLE      DEVELOPMENT        TREASURY      STOCKHOLDERS'
                                                     FOR SALE        STAGE             STOCK          EQUITY
                                                     ---------    ---------         ------------     ---------
Balance at December 31, 1994 ................      $      (315)     $   (26,754)      $       --      $    10,660
Deferred compensation relating to certain
          stock options .....................               --               --               --               --
Stock options exercised, January through
          December 1995 ($.66 per share) ....               --               --               --               24
Issuance of Common Stock and warrants
          pursuant to merger agreements
         (see Note 4) .......................               --               --               --           13,959
Warrants exercised ($4.50 per share) ........               --               --               --            3,177
Issuance of Common Stock pursuant to
     settlement agreement (see Note 6) ......               --               --               --              916
Issuance of Common Stock for services
     rendered ...............................               --               --               --              159
Treasury stock purchased ($4.42 per share) ..               --               --              (11)             (11)
Compensation expense related to stock
     options ................................               --               --               --              340
Unrealized gain on available-for-sale
     securities .............................              199               --               --              199
Net loss ....................................               --          (17,429)              --          (17,429)
                                                   -----------      -----------      -----------      -----------
Balance at December 31, 1995 ................      $      (116)     $   (44,183)     $       (11)     $    11,994



                                                        (continued on next page)

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1997
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                   ADDITIONAL       COMMON
                                                         COMMON STOCK               PAID-IN         STOCK          DEFERRED
                                                     SHARES          AMOUNT         CAPITAL        WARRANTS       COMPENSATION
                                                    ---------      ---------       ---------       ---------      ------------
Balance at December 31, 1995 ...................     10,380,056     $       10     $   56,342      $    1,488      $   (1,536)
Warrants redeemed January 1996 .................             --             --            269            (269)             --
Deferred compensation relating to certain
         stock options .........................             --             --            966              --            (966)
Issuance of Common Stock for cash in
         secondary public offering, March &
         April 1996 ($10.00 per share) .........      3,450,000              4         32,073              --              --
Stock options exercised, January through
         December 1996 ($.04-$9.50 per share) ..        106,041             --            343              --              --
Warrants exercised January through December
         1996 ($4.50-$12.00 per share) .........        622,574              1          3,528            (194)             --
Issuance of Common Stock pursuant to
         settlement agreements .................         38,722             --            221             (57)             --
Compensation expense related to stock options ..             --             --             --              --             553
Unrealized gain on available-for-sale securities             --             --             --              --              --
Net loss .......................................             --             --             --              --              --
                                                     ----------     ----------     ----------      ----------      ----------
Balance at December 31, 1996 ...................     14,597,247             15         93,742             968          (1,949)
Warrants exercised February and March 1997
         ($8.00 per share) .....................          3,499             --             28              (1)             --
Reversal of deferred compensation relating to
         forfeited stock options ...............             --             --           (578)             --             578
Issuance of Common Stock for services ..........         22,278             --            130              --              --
Stock options exercised, January through
         December 1997 ($.04-$5.50 per share) ..        128,278             --            215              --              --
Stock purchased - employee stock purchase
         plan, June and December 1997 ($3.31
         and $3.19 per share) ..................         21,392             --             69              --              --
Issuance of Common Stock pursuant to
         contingent stock agreement ............        686,472             --          3,000              --              --
Compensation expense related to stock options ..             --             --             --              --             464
Unrealized loss on securities available-for-sale             --             --             --              --              --
Net loss .......................................             --             --             --              --              --
                                                     ----------     ----------     ----------      ----------      ----------
Balance at December 31, 1997 ...................     15,459,166     $       15     $   96,606      $      967      $     (907)
                                                     ==========     ==========     ==========      ==========      ==========

                                                    UNREALIZED      DEFICIT
                                                      LOSS ON     ACCUMULATED
                                                    SECURITIES       DURING                           TOTAL
                                                    AVAILABLE      DEVELOPMENT        TREASURY     STOCKHOLDERS'
                                                     FOR SALE        STAGE             STOCK          EQUITY
                                                     ---------    ---------         ------------     ---------
Balance at December 31, 1995 ...................         (116)     $  (44,183)     $      (11)     $   11,994
Warrants redeemed January 1996 .................           --              --              --
Deferred compensation relating to certain
         stock options .........................           --              --              --              --
Issuance of Common Stock for cash in
         secondary public offering March &
         April 1996 ($10.00 per share) .........           --              --              --          32,077
Stock options exercised, January through
         December 1996 ($.04-$9.50 per share) ..           --              --              --             343
Warrants exercised January through December
         1996 ($4.50-$12.00 per share) .........           --              --              --           3,335
Issuance of Common Stock pursuant to
         settlement agreements .................           --              --              --             164
Compensation expense related to stock options ..           --              --              --             553
Unrealized gain on available-for-sale securities           41              --              --              41
Net loss .......................................           --          (8,030)             --          (8,030)
                                                       ------      ----------      ----------      ----------
Balance at December 31, 1996 ...................          (75)        (52,213)            (11)         40,477
Warrants exercised February and March 1997
         ($8.00 per share) .....................           --              --              --              27
Reversal of deferred compensation relating to
         forfeited stock options ...............           --              --              --              --
Issuance of Common Stock for services ..........           --              --              --             130
Stock options exercised, January through
         December 1997 ($.04-$5.50 per share) ..           --              --              --             215
Stock purchased-employees Stock purchase
         plan June and December 1997 ($3.31
         and $3.19 per share) ..................           --              --              --              69
Issuance of Common Stock pursuant to
         contingent stock agreement ............           --              --              --           3,000
Compensation expense related to stock options ..           --              --              --             464
Unrealized loss on securities available-for-sale          (12)             --              --             (12)
Net loss .......................................           --         (16,991)             --         (16,991)
                                                       ------      ----------      ----------      ----------
Balance at December 31, 1997 ...................          (87)     $  (69,204)     $      (11)     $   27,379
                                                       ======      ==========      ==========      ==========


                     The accompanying notes are an integral
                      part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)

                                                                                                           PERIOD FROM
                                                                                                            INCEPTION
                                                                                                             (JUNE 13,
                                                                      YEARS ENDED DECEMBER 31,             1986) THROUGH
                                                                                                            DECEMBER 31,
                                                                   1995          1996          1997            1997
                                                                  --------      --------      --------      --------
Cash flows from operating activities:
     Net loss ...............................................     $(17,429)     $ (8,030)     $(16,991)     $(69,204)
     Adjustments to reconcile net loss to net cash used
          in operating activities--
     Depreciation and amortization ..........................          749           936         1,139         4,026
     Loss on disposal of assets .............................           --            --           200           200
     Compensation expense related to stock
          and stock options .................................          499           553           594         3,236
     Charge for purchase of in-process research
          and development ...................................        8,383           164         3,000        11,547
     Unrealized gain (loss) on securities available-for-sale           199            41           (12)          (87)
     Acquisition costs, net of cash received of
          $947,000 in 1995 ..................................         (270)           --            --          (270)
     Loss in affiliate ......................................          300            50            --           500
     Accrued interest payable converted to stock ............           --            --            --            97
     Changes in assets and liabilities--
          Decrease (increase) in prepaid expenses and other
               assets .......................................           (1)         (375)          189          (289)
          Decrease (increase) in accounts receivable ........          (32)          267           (22)         (100)
          Increase (decrease) in accounts payable and accrued
               expenses .....................................          796          (322)        1,214         2,458
          Increase (decrease) in deferred revenue ...........          272          (876)           --          (353)
                                                                  --------      --------      --------      --------
          Net cash used in operating activities .............       (6,534)       (7,592)      (10,689)      (48,239)
Cash flows from investing activities:
     Net sales (purchases) of investments ...................       10,094       (32,975)        9,284       (22,190)
     Purchase of furniture, equipment and leasehold
          improvements ......................................         (137)         (256)         (352)       (4,121)
     Proceeds from sale of assets ...........................           --            --            54            54
     Deposits ...............................................           --            --          (490)         (490)
     Investment in affiliate ................................           --            --            --          (500)
                                                                  --------      --------      --------      --------
          Net cash provided by (used in)
          investing activities ..............................        9,957       (33,231)        8,496       (27,247)
     Cash flows from financing activities:
     Proceeds from notes payable ............................           64         2,000            --         4,672
     Repayment of notes payable and principal payments
          under capital lease obligations ...................         (321)         (534)         (272)       (2,458)
     Purchase of treasury stock .............................          (11)           --            --           (11)
     Proceeds from issuance of stock ........................        3,200        35,755           315        75,312
                                                                  --------      --------      --------      --------
          Net cash provided by
          financing activities ..............................        2,932        37,221            43        77,515
                                                                  --------      --------      --------      --------
Net increase (decrease) in cash and cash equivalents ........        6,355        (3,602)       (2,150)        2,029
Cash and cash equivalents at beginning of period ............        1,426         7,781         4,179            --
                                                                  --------      --------      --------      --------
Cash and cash equivalents at end of period ..................     $  7,781      $  4,179      $  2,029      $  2,029
                                                                  ========      ========      ========      ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest ...............     $    184      $    120      $     57      $    785

Supplemental schedule of noncash financing activities:
     Conversion of notes payable and accrued interest
          to Common Stock ...................................     $     --      $     --            --      $  3,043



                     The accompanying notes are an integral
                      part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1.       ORGANIZATION

         Aronex Pharmaceuticals, Inc. ("Aronex Pharmaceuticals" or the "Company") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation and Oncologix, Inc. effective September 11, 1995 (see
Note 4). Aronex Pharmaceuticals is a development stage company which has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of future revenues. In addition, the Company expects to continue to incur losses for the foreseeable future, and there can be no assurance that the Company will successfully complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. The Company's ability to develop these operations may be immensely impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform, third-party reimbursement and product liability exposure. Additionally, the Company is reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and its exclusive license agreements with M.D. Anderson Cancer Center ("MD Anderson"). Further, during the period required to develop these products, the Company will require additional funds which may not be available to it. The Company expects that its existing cash resources will be sufficient to fund its cash requirements through mid-1999. Accordingly, there can be no assurance of the Company's future success.

2.       ACCOUNTING POLICIES

         Cash, Cash Equivalents and Short- and Long-Term Investments

         The Company has adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Debt and equity securities that the Company has the intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either "securities-held-to-maturity" or "trading securities" are classified as "securities-available-for-sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The adoption of SFAS 115 did not have a material effect on the Company's financial position or results of operations.

         Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. At December 31, 1997, all short-term investments are held to maturity securities consisting of high-grade commercial paper and United States Government backed securities with a carrying value of $17,783,000, which approximates fair market value and cost. Long-term investments include: (i) held to maturity securities consisting of high grade commercial paper that mature over the next few years with a carrying value of $8,446,000, which approximates fair market value and cost; and (ii) available for sale securities which are United States mortgage backed securities with various maturity dates over the next several years that have an amortized cost of $1,783,000, a fair market value of $1,696,000 and a gross unrealized loss of $87,000 at December 31, 1997. The Company currently has no trading securities.

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

         A summary of furniture, equipment and leasehold improvements is as follows (in thousands):

                                                                   1996         1997
                                                                 -------      -------
 Office furniture and equipment ............................     $   571      $   611

 Laboratory equipment ......................................       2,986        2,802
 Leasehold improvements ....................................       1,464        1,354
                                                                 -------      -------

                                                                   5,021        4,767
Less accumulated depreciation and amortization .............      (2,869)      (3,660)
                                                                 -------      -------
Furniture, equipment and leasehold improvements, net .......     $ 2,152      $ 1,107
                                                                 =======      =======

         At December 31, 1996 and 1997, the cost of laboratory equipment held under capital leases aggregated $64,000. All furniture, equipment and leasehold improvements have been pledged as collateral on notes payable.

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

         Loss Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share", which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share", with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully-diluted earnings per share pursuant to APB 15. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1997. Because of the loss for the year, no shares resulting from the assumed exercise of the options or warrants using the treasury stock method are added to the denominator because the inclusion of such shares would be antidilutive due to the losses for all periods included in the statements of operations. Therefore, the Company's basic and diluted earnings per share are the same.

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         Presentation

          In April 1992, the stockholders approved a 1 for 3.3 reverse stock split and in July 1996, approved a 1 for 2 reverse stock split. Retroactive effect has been given to the reverse stock splits in stockholders equity and in all per share data in the accompanying financial statements.

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

3.       INVESTMENT IN AFFILIATE

         In April 1994, the Company invested in and entered into a drug development agreement with RGene Therapeutics, Inc. ("RGene"). RGene was involved in the development of gene therapy. Aronex Pharmaceuticals purchased $500,000 of RGene's preferred stock. This $500,000 investment was written off during 1994, 1995 and 1996. In June 1996, RGene was acquired by Targeted Genetics Corporation ("Targeted Genetics"), a publicly traded company. The Company received 440,520 shares of Targeted Genetics common stock in the merger. These shares are subject to certain contractual resale restrictions. Under the drug development agreement with RGene, Aronex Pharmaceuticals performed certain research and development with respect to certain RGene projects for three years. This agreement expired in April 1997. During 1995, 1996 and 1997, Aronex Pharmaceuticals recorded $668,000, $597,000 and $166,000, respectively, in revenue relating to this agreement.

4.       MERGER AGREEMENTS WITH TRIPLEX PHARMACEUTICAL CORPORATION AND
         ONCOLOGIX, INC.

         On September 11, 1995, Aronex Pharmaceuticals merged with Triplex Pharmaceutical Corporation and Oncologix, Inc. through two newly-formed, wholly-owned subsidiaries pursuant to Agreements and Plans of Merger (the "Triplex Agreement" and the "Oncologix Agreement"). The results of operations and the cash flow for Triplex and Oncologix have been included in the financial statements from the date of acquisition.

         In connection with the Triplex Agreement, the Company issued the following to existing Triplex stockholders and option holders: (i) 3,441,436 shares of Common Stock; (ii) options to purchase 88,912 shares of Common Stock; and (iii) contingent stock issue rights to receive shares of Common Stock with a fair market value of up to $8.0 million, the conversion of which is contingent upon the satisfaction of conditions which relate to the licensing or development of certain products (the "Triplex Contingent Stock Rights").

         The Triplex Contingent Stock Rights entitle the former Triplex stockholders and option holders to receive shares of Common Stock with an aggregate fair market value at the time of issuance of $5.0 million (subject to certain adjustments) if the Company either: (i) entered into an agreement on or before September 11, 1997 with respect to the licensing of a certain product whereby the Company received at least $5.0 million in cash or an unconditional binding commitment for at least $5.0 million (events which did not occur) or
(ii) obtains data from such clinical trials for such product on or before September 11, 2000 that the Company's Board of Directors determines to be sufficient to file a New Drug Application. In addition, the Triplex Contingent Stock Rights entitled the former Triplex stock and option holders to receive shares of Common Stock with an aggregate fair market value at the time of issuance of $3.0 million if the Company did not receive a minimum of $5.0 million in equity milestone payments from Genzyme on or before September 11, 1997 with respect to the development of its ATRAGEN product. As a result of its failure to receive such payments from Genzyme, the Company issued 686,472 shares of Common Stock under the Triplex Contingent Stock Rights with

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

an aggregate fair market value at the time of issuance of $3.0 million and recorded a corresponding non-cash research and development expense of $3.0 million in 1997.

         In connection with the Oncologix Agreement, the Company issued the following: (i) 427,000 shares of Common Stock to certain Oncologix debt holders;
(ii) warrants (the "Warrants") to purchase approximately 9.0 million shares of Common Stock to Oncologix preferred stockholders, certain former employees and debt holders; and (iii) contingent stock issue rights to receive shares of Common Stock with a fair market value of approximately $2.1 million, the conversion of which was contingent upon the satisfaction of conditions which relate to the licensing or development of certain products (the "Oncologix Contingent Stock Rights").

         The Oncologix Contingent Stock Rights entitled such former Oncologix investors to receive shares of Common Stock if the Company received at least $5.0 million in cash or an unconditional binding commitment for at least $5.0 million on or before September 11, 1997 relating to certain products. Neither such event occurred and, accordingly, the Oncologix Contingent Stock Rights expired in 1997.

         The Warrants issued in connection with the Oncologix merger consisted of three series of warrant rights to purchase approximately 2.4 million, 2.8 million and 3.7 million shares of Common Stock, respectively designated as Series A, Series B and Series C. The Series A component of the Warrants has expired. The Series B and Series C components have exercise prices of $8.00 and $12.00 per share, respectively, and expiration dates of June 1998 and December 1999, respectively. Upon the failure to exercise a series of warrant rights prior to their expiration, the warrant holder forfeits all remaining rights under the terms of the Warrant. At December 31, 1997, warrants to purchase approximately 3.2 million shares of Common Stock were outstanding. At December 31, 1997, approximately 1.4 million of the Series B warrant rights and 1.8 million of the Series C warrant rights were outstanding.

5.       NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

         In June 1993, the Company entered into a master loan agreement for the financing of $1.0 million in furniture, office equipment and laboratory equipment acquisitions. Each loan is collateralized by the furniture and equipment and is payable in 48 monthly installments with a final installment at the end of the loan term not to exceed 20% of the purchase price at inception. During 1993 and 1994, the Company borrowed $607,000 and $392,000, respectively, through this agreement. In 1993 and 1994, in connection with the financing, the Company issued to the lender warrants to purchase 5,093 and 2,944 shares of the Common Stock at an exercise price of $12.00 per share that expire in March 2000 and March 2001, respectively. No value was assigned to the warrants as the value of the warrants at the dates of issuance was de minimis. Principal of $191,000 is due in 1998 under the master loan agreement.

         In July 1990 and October 1992, the Company borrowed $108,000 and $388,000, respectively, from a real estate company related to one of its stockholders to finance the construction of the Company's laboratory and office space. The Company executed promissory notes bearing interest at 10.5 and 12.5% per annum, respectively. The July 1990 note was payable in monthly installments of principal and interest over a five-year period ending July 1995. The October 1992 note, as amended, provided for payment of interest only through October 1994 and monthly payment of principal and interest from November 1994 through January 1999. This note was paid in full in 1996.

         At December 31, 1996, the Company had a promissory note payable to Genzyme bearing interest at nine percent per annum. This note was converted to an advance in 1997 (see Note 9).

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The Company leases certain office and laboratory equipment under capital leases. The leases have effective interest rates ranging from approximately 15 to 18% and mature at various dates through March 1999. Future payments under capital lease obligations are as follows:

                                    Note Payable
                Year Ending         Master Loan
                December 31,         Agreement
                ------------        ------------
                    1998             $ 21,000
                    1999                6,000
                                     --------
                                       27,000
               Less Interest           (3,000)
                                     --------
               Lease Obligations     $ 24,000
                                     ========


6.      STOCKHOLDERS' EQUITY

         Common Stock

         In July 1992, the Company, in an initial public offering, issued 850,000 shares of Common Stock for $14 a share, with the Company receiving net proceeds of approximately $10.7 million. In connection with a collaborative agreement entered into in September 1993 (described in Note 9), Genzyme Corporation ("Genzyme") made a $5 million equity investment in the Company which resulted in Genzyme's ownership of approximately 9 percent of the Company's outstanding Common Stock at the time the investment was made. In September 1994, the Company issued to Genzyme 66,162 additional shares which were contingent on certain stock performance criteria. In November 1993, the Company sold 1,250,000 shares of its Common Stock in a secondary public offering for $9.00 per share which, together with the over-allotment exercise for 152,250 shares of its Common Stock, raised net proceeds of approximately $11.5 million. In May 1996, the Company sold 3,000,000 shares of its Common Stock in a secondary public offering for $10.00 per share which, together with the over-allotment exercise for 450,000 shares of its Common Stock, raised net proceeds of approximately $32.1 million.

         Common Stock Warrants

         At December 31, 1997, the Company had warrants outstanding, relating to certain financing and leasing transactions, to purchase 60,623 shares of Common Stock at exercise prices ranging from $3.63 per share to $14.00 per share. The Warrants expire at various dates through March 2001.

         The Company issued Warrants to purchase approximately 9.0 million shares of Common Stock in connection with the Oncologix merger in 1995 (see Note
4). At December 31, 1997, Warrants to purchase 3.2 million shares of Common Stock remained outstanding at exercise prices ranging from $8.00 per share to $12.00 per share, expiring at various dates through December 1999.

        Contingent Stock Rights

         In connection with the Triplex and Oncologix mergers, the Company issued $10.1 million contingent stock rights. At December 31, 1997, the $5.0 million contingent stock rights remain outstanding, contingent upon the development and licensing of a certain product (see Note 4).

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.       STOCK OPTION PLANS

         During 1989, the Company's stockholders approved the 1989 Stock Option Plan (the "Plan"). The Plan, as amended in 1992 and in May 1997, authorizes the issuance of options covering the greater of (i) 2,490,000 shares of Common Stock or (ii) 17% of the shares of Common Stock outstanding on the last day of the preceding fiscal quarter. The term of each option ranges from five to seven years from the date of grant. At December 31, 1997, 301,907 shares were available for future grant under the Plan.

         A summary of stock option activity for the Plan follows:


                                          OPTIONS              PRICE
                                        OUTSTANDING          PER SHARE
                                        ----------      -------------------
Balance at December 31, 1994 ......        364,607      $     .66 to $14.88
Granted, including options repriced        578,968      $     .04 to $ 7.00
Options repriced ..................        (10,500)     $    7.00 to $14.88
Exercised .........................        (49,459)     $     .22 to $  .68
Forfeited .........................        (95,079)     $     .66 to $14.88
                                        ----------      -------------------
Balance at December 31, 1995 ......        788,537      $     .04 to $14.88
Granted ...........................        533,200      $    5.50 to $12.00
Exercised .........................        (93,541)     $     .04 to $ 9.50
Forfeited .........................       (109,047)     $    4.24 to $11.00
                                        ----------      -------------------
Balance at December 31, 1996 ......      1,119,149      $     .04 to $14.88
Granted ...........................      1,232,578      $    4.06 to $ 8.88
Exercised .........................       (150,556)     $     .04 to $ 5.50
Forfeited .........................       (240,454)     $     .66 to $10.50
                                        ----------      -------------------
Balance at December 31, 1997 ......      1,960,717      $     .04 to $14.88
                                        ==========      ===================
Exercisable at December 31, 1997 ..        638,628      $     .04 to $14.88
                                        ==========      ===================

         During 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan, as amended effective in May 1997, authorizes the issuance of options to purchase up to 600,000 shares of Common Stock. Shares issued under the Director Plan expire 10 years from the date of issuance. The Director Plan allows for the issuance of two types of grants: Formula Grants and Discretionary Grants. Formula Grants are fully vested when issued and are issued at a price equal to the fair market value of the Company's stock at the date of issuance. Each Non-Employee Director was issued 12,500 Formula Grants on November 14, 1995. In addition, the following Formula Grants are issued under the Director Plan: (1) options to purchase 25,000 shares of common stock to each Non-Employee Director upon first being elected to the Board of Directors and (2) options to purchase 7,500 shares of Common Stock annually, beginning on December 31, 1997, to each Non-Employee Director who has served as a director for at least six months. Additionally, under the Director Plan, as amended in 1997, on March 17, 1997, each Non-Employee Director received an option to purchase 16,250 shares of Common Stock. These options were fully vested when issued and were issued at a price equal to the fair market value of the Company's stock at the date of issuance. Discretionary Grants may be issued by the Compensation Committee of the Board of Directors and may be issued at less than the fair market value of the Company's stock. In 1997, grants to purchase a total of 15,000 shares of Common Stock were issued to one Non-Employee Director. These options were fully vested when issued and were issued at a price equal to the fair market value of the Company's stock at the date of issuance. In 1996, Discretionary Grants to purchase a total of 87,500 shares of Common Stock were issued to two Non-Employee Directors. These options vest over four years and were issued at less than the fair market value of the Company's Common Stock at the date of grant.

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



         A summary of stock option activity for the Director Plan follows:

                                                                     Options            Price
                                                                   Outstanding         Per Share
                                                                   -----------         ---------
            Balance at December 31, 1994                                30,000       $         11.00
            Granted                                                     87,500       $          5.50
            Forfeited                                                 (15,000)       $         11.00
                                                                    ----------       ---------------
            Balance at December 31, 1995                               102,500       $5.50 to $11.00
            Granted                                                    110,000       $5.50 to  $9.38
            Exercised                                                 (12,500)                 $5.50
                                                                    ----------       ---------------
            Balance at December 31, 1996                               200,000       $5.50  to $9.38
            Granted                                                    167,500       $4.25 to $11.00
            Exercised                                                       --       $            --
                                                                    ----------       ---------------
            Balance at December 31, 1997                               367,500       $4.25 to $11.00
                                                                    ==========       ===============
            Exercisable at December 31, 1997                           276,475       $4.25 to $11.00
                                                                    ==========       ===============


       The Company records deferred compensation for the difference between the grant price and the deemed fair value for financial statement presentation purposes related to options. Such amount totals $907,000 at December 31, 1997. In 1995, 1996 and 1997, $340,000, $553,000, and $594,000, respectively, in related expense was recorded. The balance will be amortized to expense over the remaining vesting periods of the options.

       The Company accounts for these plans under APB Opinion No. 25, under which compensation expense was recorded. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("SFAS 123"), the Company's net loss per share would have been increased to the following pro forma amounts:

                                                                       YEAR ENDED
                                                                       DECEMBER 31,
                                                  -----------------------------------------------------
                                                       1995                1996               1997
                                                  --------------      -------------     ---------------
     Net Loss:
          As reported .......................     $  (17,429,000)     $  (8,030,000)    $   (16,991,000)
                                                     ============        ===========        ============
          Pro forma .........................     $  (18,240,000)     $  (9,062,000)    $   (19,129,000)
                                                     ============        ===========        ============
     Loss Per Share (basic and diluted):
          As reported .......................     $        (2.69)     $       (0.62)    $         (1.14)
                                                     ============        ===========        ============
          Pro forma .........................     $        (2.81)     $       (0.69)    $         (1.29)
                                                     ============        ===========        ============


       Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively: risk-free interest rates of 5.5% to 7.7%, 5.4% to 6.4% and 5.7% to 6.9%, with no expected dividends; expected lives of 5 years and expected volatility of 116% in 1995 and 1996 and 114% in 1997.

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

       A summary of the status of the Company's two fixed stock option plans as of December 31, 1995, 1996 and 1997 and charges during the years ending on those dates is presented below:

                                                      1995                      1996                      1997
                                            ------------------------  ------------------------- -------------------------
                                                           WEIGHTED-                  WEIGHTED-                 WEIGHTED-
                                                            AVERAGE                    AVERAGE                  AVERAGE
                                                           EXERCISE                   EXERCISE                  EXERCISE
     FIXED OPTIONS                           SHARES          PRICE      SHARES         PRICE      SHARES         PRICE
                                            ---------      ---------  ----------      --------  ----------      ---------
Balance at beginning of year .........        394,607      $    5.37     891,037      $   4.29   1,319,149      $   5.27
Granted ..............................        666,468      $    3.61     643,200      $   6.89   1,400,078      $   4.99
Options repriced .....................        (10,500)     $   11.48          --      $     --          --      $     --
Exercised ............................        (49,459)     $    0.49    (106,041)     $   3.24    (150,556)     $   1.43
Forfeited ............................       (110,079)     $    7.30    (109,047)     $   6.75    (240,454)     $   5.91
                                            ---------                 ----------                ----------
Balance at end of year ...............        891,037      $    4.10   1,319,149      $   5.27   2,328,217      $   5.37
                                            =========                 ==========                ==========
Options exercisable at year end ......        360,657      $    3.24     437,391      $   4.10     915,103      $   5.56
                                            =========                 ==========                ==========
Weighted-average fair value of options
granted during the year ..............       $   6.49                   $   7.99                  $   4.02


         The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                  ----------------------------------------------------   -----------------------------------
                        AMOUNT       WEIGHTED-AVERAGE                        NUMBER
   RANGE OF         OUTSTANDING AT      REMAINING     WEIGHTED-AVERAGE    EXERCISABLE AT    WEIGHTED-AVERAGE
EXERCISE PRICES   DECEMBER 31, 1997  CONTRACTUAL LIFE  EXERCISE PRICE    DECEMBER 31, 1997   EXERCISE PRICE
---------------   -----------------  ----------------  ---------------   -----------------   --------------
 $0.04 - $ 3.00           56,894        4.2             $  0.40                56,894          $  0.40
 $3.01 - $ 7.00        1,863,110        6.3             $  4.90               612,880          $  4.92
 $7.01 - $14.88          408,213        6.9             $  8.22               245,329          $  8.37
                    ------------                                            ---------
                       2,328,217                                              915,103
                    ============                                            =========



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

     A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the periods ended December 31, 1995, 1996 and 1997 is as follows:

                                                                     1995               1996                 1997
                                                                    ------             ------               ------
Statutory rate                                                      (34.0)%            (34.0)%              (34.0)%
Purchase of in-process research and development                      16.4%               1.1%                 6.6%
Stock option compensation not deductible (deductible)                 0.7%              (0.3)%               (0.2)%
Other nondeductible expenses                                           --                 --                 (0.7)%
Adjustment to deferred tax valuation allowance                       16.9%              33.2%                28.3%
                                                                    ------             ------               ------
                                                                      0.0%               0.0%                 0.0%
                                                                    ======             ======               ======

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company's net deferred tax asset at December 31, 1996 and 1997 are as follows:

                                                                          1996              1997
                                                                      ------------      ------------
Deferred tax assets relating to:
     Federal net operating loss carryforwards ...................     $ 22,777,400      $ 27,640,500
     Financial statement depreciation and amortization in
          excess of (less than) amount deductible for income
          tax purposes ..........................................          130,400           132,000
     Accrued liabilities not currently deductible
          for income tax purposes ...............................           42,900           725,100
     Equity in loss of affiliate not currently
          deductible for income tax purposes ....................          170,000           170,000
     Other items, net ...........................................          (24,300)          (19,400)
                                                                      ------------      ------------
Total deferred items, net .......................................       23,096,400        28,648,200
Deferred tax valuation allowance ................................      (23,096,400)      (28,648,200)
                                                                      ------------      ------------
Net deferred tax asset ..........................................     $         --      $         --
                                                                      ============      ============

          At December 31, 1997, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $79.0 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company's ability to utilize these NOLs and tax credits. Accordingly, the Company's ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the merger (see Note 4) with Triplex and Oncologix, a change in control as defined by federal income tax law occurred, causing the use of these carryforwards to be limited and possibly eliminated. Additionally, because United States tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. Due to the possibility of not reaching a level of profitability that will allow for the utilization of the Company's deferred tax assets, a valuation allowance has been established to offset these tax assets. The valuation allowance increased $10,957,000, $3,504,000, and $5,551,800 for the years ended December 31, 1995, 1996 and 1997, respectively. These increases were primarily due to the Company's losses from operations for such periods and the valuation allowance for the net operating loss carryforwards acquired in the 1995 mergers with Triplex and Oncologix (See Note
4). The Company has not made any federal income tax payments since inception.

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

         For the years ended December 31, 1995, 1996 and 1997, the Company paid MD Anderson $392,000, $144,000, and $108,000, respectively, for research performed on behalf of the Company.

          The Company entered into a non-exclusive license agreement to use a patented process in the manufacture, use and sale of certain of Aronex Pharmaceuticals' products in 1993 with an initial fee of $30,000. Annual royalty payments

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

by the Company are to be computed as a percentage of sales, as defined in the agreement. The royalty payments shall not exceed $1 million in a calendar year and expire upon expiration of the licensed patents.

          In 1993, the Company entered into a license and development agreement with Genzyme to develop and commercialize ATRAGEN(R). The initial focus of the collaboration was the development of ATRAGEN for the treatment of myelogenous leukemias and certain non-hematologic cancers. The Company and Genzyme shared clinical development responsibilities and research program funding through the end of 1996. Under the agreement, Genzyme was required to make up to $1.5 million in milestone payments to the Company upon the occurrence of certain events and to pay the Company royalties on sales of the product. Genzyme had the right to terminate the agreement in the event of a third party claim of infringement by products subject to the agreement. The Company had the right to terminate the agreement if Genzyme failed to satisfy certain milestones. In connection with the collaborative agreement, Genzyme made a net $4.5 million equity investment in the Company and agreed to make an additional $5.0 million equity investment in the Company if certain developmental goals were achieved.

          In September 1996, Genzyme advanced Aronex Pharmaceuticals $2.0 million relating to the $5.0 million equity milestone. In early 1997, the license and development agreement was amended and Genzyme was released from any further obligation to perform development work for ATRAGEN. Under the amendment, the license granted to Genzyme was converted to an option to acquire the right to market and sell ATRAGEN worldwide (with the Company retaining co-promotion rights in the United States). Genzyme is required to pay the Company $3.0 million no more than six months after the filing of an NDA for ATRAGEN to exercise the option, and would thereafter be required to pay royalties on sales of ATRAGEN. Aronex Pharmaceuticals has the right to re-acquire the marketing rights at any time within the six months following Genzyme's exercise of the option by returning Genzyme's $3.0 million option exercise payment, repaying Genzyme's $2.0 million advance and paying royalties on sales of ATRAGEN, including $500,000 in minimum royalties in the first year. If Genzyme does not exercise its option, Aronex Pharmaceuticals is required to repay Genzyme the $2.0 million advance and to pay royalties on sales of ATRAGEN, including $500,000 in minimum royalties in the first year following the expiration of the option.

          In 1996, the Company entered into a license agreement with Boehringer Mannheim to develop and commercialize one of the Company's products, AR209. Under the agreement, Boehringer Mannheim is responsible for funding the costs of all remaining preclinical and clinical development of AR209 and for manufacturing the product. Boehringer Mannheim paid the Company $150,000 in license fees in connection with this agreement in 1997 and has agreed to pay minimum annual license fees of $100,000 during the term of the agreement. In addition, Boehringer Mannheim is required to pay Aronex Pharmaceuticals up to $2.65 million in milestone payments upon the occurrence of certain events and will pay Aronex Pharmaceuticals royalties on sales of the product. Aronex Pharmaceuticals has the option to co-promote the product under terms to be negotiated by the parties or to co-market the product if the parties are unable to reach an agreement as to the terms of a co-promotion arrangement. Boehringer Mannheim has the right to terminate the agreement if the costs of developing AR209 are materially greater than anticipated and Boehringer Mannheim determines, in its reasonable discretion, not to proceed with the development of the product in light of such increased costs. The Company has the right to terminate the agreement if Boehringer Mannheim fails to achieve certain milestones.

10.       COMMITMENTS AND CONTINGENCIES

          The Company leases laboratory and office space under operating leases and certain office equipment on a short-term basis. In 1997, the Company entered into a lease for a building from its current landlord who was a related party until late in 1997. Under this lease, the Company has committed to lease 30,000 square feet for ten years beginning in January 1998. Rental expense was approximately $208,000, $268,000, and $236,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         Future minimum noncancellable payments under operating leases at December 31, 1997 are as follows:

                  YEAR ENDING
                  DECEMBER 31,           AMOUNT
                  ------------         -----------
                      1998             $   698,000
                      1999                 714,000
                      2000                 714,000
                      2001                 714,000
                      2002                 712,000
                   Thereafter            3,570,000
                                       -----------
                      Total            $ 7,122,000
                                       ===========

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

11.       RELATED PARTY TRANSACTIONS AND EMPLOYMENT AGREEMENTS

         In September 1995, the Company entered into an employment agreement with an officer of the Company, for an initial term of one year. This officer terminated his employment on January 15, 1998 and the Company is obligated to pay his monthly salary of $19,583 and certain benefits for a period of twelve months after termination.

         During 1995, 1996 and 1997, the Company entered into employment agreements with its chief executive officer and other officers which have initial termination dates ranging from 1998 to 2000. The agreements are thereafter automatically renewed for successive periods of twelve to eighteen months unless terminated by either party. Such agreements provide that in the case of termination without cause, the officers are entitled to payments ranging from one hundred to one hundred and fifty percent of their annual salaries. Under these agreements the Company is committed to pay certain relocation costs and an amount equal to the federal income tax liability relating to a portion of the taxable relocation costs. Additionally, one of these officers has an outstanding loan with the Company with a balance of approximately $18,000 at December 31, 1997. This loan will be repaid over the next three years. Current annual salaries relating to these agreements total $1,017,000 at December 31, 1997.

         In February 1998, the Company amended a consulting agreement with the Company's chief scientific advisor for a three-year period ending December 31, 2000, whereby the Company is committed to pay consulting fees of $156,000 per year through December 31, 2000. One-half of the amount to be paid over the next three years will be paid in cash and one-half will be paid in Company Common Stock. The Company paid cash of $132,000, $144,000, and $156,000 for the years ended December 31, 1995, 1996 and 1997, respectively, pursuant to this agreement.

         During 1995 and 1996, the Company paid $28,500 and $2,500, respectively, in consulting fees to a consulting firm which is wholly-owned by a former member of the Board of Directors.

12.       401(K) PLAN

         Under a 401(k) plan, employees can contribute up to 20% of their compensation subject to limitations as defined by the Internal Revenue Service. The Company matches 25% of each employee's contributions up to a maximum of $1,000 per employee per year. The Company contributed approximately $25,800, $40,000 and $45,700 in matching contributions for the years ended December 31, 1995, 1996 and 1997, respectively.

                          ARONEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

13.      EMPLOYEE STOCK PURCHASE PLAN

         In December 1996, the Board of Directors adopted the 1997 Employee Stock Purchase Plan and reserved 250,000 shares of Common Stock for issuance thereunder. The plan permits employees to purchase Common Stock through payroll deductions of up to 15% of their compensation subject to limitations as defined by the Internal Revenue Service. Purchases of Common Stock are made at the lower of 85% of fair market value at the beginning or end of each six-month offering period. In 1997, 21,292 shares were purchased by employees at $3.31 and $3.19 per share.

                              INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                           DESCRIPTION
       -------                          -----------
         3.1      Restated Certificate of Incorporation, as amended. Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "June 1997 Form 10-Q") is
                  incorporated herein by reference.

         3.2      Restated Bylaws. Exhibit 3.2 to the Company's Registration
                  Statement on Form S-1 (No. 33-47418) (the "1992 Registration
                  Statement"), as declared effective by the Commission on July
                  10, 1992, is incorporated herein by reference.

         4.1      Specimen certificate for shares of Common Stock, par value
                  $.001 per share. Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 is incorporated herein by reference.

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

         10.4     Third Amendment to Registration Rights Agreement dated
                  September 10, 1993, among the Company and certain of its stockholders. Exhibit 10.24 to the Company's Registration
                  Statement on Form S-1 (No. 33-71166) (the "1993 Registration
                  Statement"), as declared effective by the Commission on November 15, 1993, is incorporated herein by reference.

         10.5     Fourth Amendment to Registration Rights Agreement dated
                  January 20, 1994, among the Company and certain of its stockholders. Exhibit 10.28 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1993 (the "1993 Form
                  10-K") is incorporated herein by reference.

         10.6++ Amended and Restated 1989 Stock Option Plan. Exhibit 10.1 to the June 1997 Form 10-Q is incorporated herein by reference.

         10.7++   Amended and Restated 1993 Non-Employee Director Stock Option
                  Plan. Exhibit 10.2 to the June 1997 Form 10-Q is incorporated herein by reference.

       EXHIBIT
       NUMBER                           DESCRIPTION
       -------                          -----------
         10.8**   Exclusive License Agreement dated October 15, 1986, between the Company, The University of Texas System Board of Regents
                  and The University of Texas M. D. Anderson Cancer Center.
                  Exhibit 10.8 to the 1992 Registration Statement is
                  incorporated herein by reference.

         10.9 Research and Development Contract dated October 1, 1986, between the Company, The University of Texas System Board of
                  Regents and The University of Texas M. D. Anderson Cancer
                  Center, together with amendments and extensions thereto.
                  Exhibit 10.9 to the 1992 Registration Statement is incorporated herein by reference.

         10.10**  Exclusive License Agreement dated July 1, 1988, between the
                  Company, The University of Texas System Board of Regents and
                  The University of Texas M. D. Anderson Cancer Center, together with amendments and extensions thereto. Exhibit 10.10 to the 1992 Registration Statement is incorporated herein by reference.

         10.11 Research and Development Contract dated July 1, 1988, between the Company, The University of Texas System Board of Regents and The University of Texas M. D. Anderson Cancer Center, together with amendments and extensions thereto. Exhibit 10.11 to the 1992 Registration Statement is incorporated herein by reference.

         10.12    Amendment No. 2 to Exclusive License Agreement dated July 9,
                  1993, among the Company, The University of Texas System Board of Regents and The University of Texas M. D. Anderson Cancer
                  Center. Exhibit 10.20 to the 1993 Registration Statement is incorporated herein by reference.

         10.13 Sponsored Laboratory Study Agreement dated July 9, 1993, between the Company and The University of Texas M. D. Anderson
                  Cancer Center. Exhibit 10.21 to the 1993 Registration
                  Statement is incorporated herein by reference.

         10.14    Technology Transfer Agreement dated July 18, 1989, among
                  Triplex Pharmaceutical Corporation and Baylor College of
                  Medicine, BCM Technologies, Inc., Michael Edward Hogan and
                  Donald Joseph Kessler. Exhibit 10.61 to the Company's
                  Registration Statement on Form S-4 (No. 33-91584) dated July
                  24, 1995 (the "Merger Registration Statement) is incorporated herein by reference.

         10.15 Form of Key Management Proprietary Information and Inventions and Noncompetition Agreement. Exhibit 10.23 to the 1992
                  Registration Statement is incorporated herein by reference.

         10.16    Form of Proprietary Information and Inventions Agreement.
                  Exhibit 10.24 to the 1992 Registration Statement is incorporated herein by reference.

         10.17 Stock Purchase Warrant dated March 29, 1990, from the Company in favor of Pacific Venture Finance, Inc. Exhibit 10.28 to the
                  1992 Registration Statement is incorporated herein by reference.

         10.18 Master Loan and Security Agreement dated March 1, 1993, between the Company and MMC/GATX Partnership No. 1. Exhibit
                  10.21 to the Company's Annual Report on Form 10-K for the fiscal year Ended December 31, 1993 (the "1993 Form 10-K") is incorporated herein by reference.

       EXHIBIT
       NUMBER                           DESCRIPTION
       -------                          -----------
         10.19    Common Stock Purchase Warrant dated June 28, 1993 from the
                  Company in favor of MMC/GATX Partnership No. 1. Exhibit 10.22 to the 1993 Form 10-K is incorporated herein by reference.

         10.20    Common Stock Purchase Warrant dated March 21, 1994 from the
                  Company in favor of MMC/GATX Partnership No. 1. Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "March 1994 Form 10-Q") is incorporated herein by reference.

         10.21    Common Stock Purchase Warrant dated January 27, 1994 from the
                  Company in favor of Vector Securities International, Inc.
                  Exhibit 10.29 to the 1993 Form 10-K is incorporated herein by reference.

         10.22 License and Development Agreement dated September 10, 1993, between the Company and Genzyme Corporation. Exhibit 10.22 to the 1993 Registration Statement is incorporated herein by reference.

         10.23** Common Stock Purchase Agreement dated September 10, 1993, between the Company and Genzyme Corporation. Exhibit 10.23 to the 1993 Registration Statement is incorporated herein by reference.

         10.24    Amendment No. 2 to License and Development Agreement dated
                  September 10, 1996, between the Company and Genzyme
                  Corporation. Exhibit 10.1 to the Company's Quarterly Report on
                  Form 10-Q for the fiscal quarter ended September 30, 1996 (the
                  "September 1996 Form 10-Q") is incorporated herein by reference.

         10.25    Amendment No. 2 to Stock Purchase Agreement dated September
                  10, 1996, between the Company and Genzyme Corporation. Exhibit
                  10.2 to the September 1996 Form 10-Q is incorporated herein by reference.

         10.26**  Amendment No. 3 to License and Development Agreement dated
                  March 25, 1997, between the Company and Genzyme Corporation.
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997 (the "March 1997
                  Form 10-Q") is incorporated herein by reference.

         10.27    Amendment No. 3 to Common Stock Purchase Agreement dated March
                  25, 1997, between the Company and Genzyme Corporation. Exhibit
                  10.2 to the March 1997 Form 10-Q is incorporated herein by reference.

         10.28    Licensing Agreement dated December 7, 1996, between the
                  Company and Boehringer Mannheim GmbH. Exhibit 10.51 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996 is incorporated herein by reference.

         10.29*   Plan and Agreement of Merger dated February 22, 1995, among
                  Triplex Pharmaceutical Corporation, Argus Pharmaceuticals,
                  Inc. and API Acquisition Company No. 1. Exhibit 1.1 to the
                  Company's Current Report on Form 8-K dated February 22, 1995
                  (the "February 1995 Form 8-K") is incorporated herein by reference.

         10.30    Form of Certificate of Contingent Interest. Exhibit 1.2 to the
                  February 1995 Form 8-K is incorporated herein by reference.


       EXHIBIT
       NUMBER                           DESCRIPTION
       -------                          -----------
         10.31*   Agreement and Plan of Merger dated February 22, 1995, among
                  Oncologix, Inc., the Company and API Acquisition Company No.
                  2. Exhibit 1.7 to the February 1995 Form 8-K is incorporated herein by reference.

         10.32 Form of Warrant. Exhibit 1.8 to the February 1995 Form 8-K is incorporated herein by reference.

         10.33*   Agreement between Oncologix and HCV Group. Exhibit 1.9 to the
                  February 1995 Form 8-K is incorporated herein by reference.

         10.34    Exchange Agreement dated December 12, 1995, among the Company,
                  Health Care Ventures I, L.P., Health Care Ventures II, L.P.,
                  Health Care Ventures III, L.P. and Health Care Ventures IV,
                  L.P. Exhibit 1.2 to the Company's Current Report on Form 8-K dated December 12, 1995 is incorporated herein by reference.

         10.35++ Third Amendment to Consulting Agreement dated March 15, 1994, between the Company and Gabriel Lopez-Berestein. Exhibit 10.3 to the March 1994 Form 10-Q is incorporated herein by reference.

         10.36++  Employment Agreement dated December 5, 1996, between the
                  Company and Praveen Tyle, Ph.D. Exhibit 10.3 to the March
                  1997 Form 10-Q is incorporated herein by reference.

         10.37++  Employment Agreement dated March 12, 1997, between the
                  Company and David S. Gordon, M.D. Exhibit 10.4 to the March
                  1997 Form 10-Q is incorporated herein by reference.

         10.38++  Employment Agreement dated July 28, 1997, between the
                  Company and Janet Walter. Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for fiscal quarter ended
                  September 30, 1997 is incorporated herein by reference.

         10.39++  Employment Agreement dated November 3, 1997 between the
              +   Company and Geoffrey Cox, Ph.D.

         10.40++  Form of Employment Agreement with James M. Chubb, Ph.D.
                  Exhibit 10.46 to the Merger Registration Statement is incorporated herein by reference.

         10.41    Lease Agreement dated April 4, 1997, between the Company and
                  The Woodlands Corporation. Exhibit 10.3 to the June 1997 Form
                  10-Q is incorporated herein by reference.

         11.1+    Statement regarding computation of loss per share.

         23.1+    Consent of Arthur Andersen LLP.

         27.1+    Financial Data Schedule.



---------------
+        Filed herewith.

++       Management contract or compensatory plan or arrangement.

* These agreements omit certain exhibits and schedules. The Company will provide a copy of any omitted exhibit or schedule upon request.

** The Company has omitted certain portions of these agreements in reliance upon Rule 406 under the Securities Act.