Form 10-Q
period 1998-03-31
ARONEX PHARMACEUTICALS INC
filed 1998-05-13
CIK 854691

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

                  For the Quarterly Period Ended March 31, 1998
                                                        OR
    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _________ to _________
                           Commission File No. 0-20111

                          ARONEX PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                     76-0196535
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

          8707 Technology Forest Place, The Woodlands, Texas 77381-1191
               (Address of principal executive office) (Zip Code)
       Registrant's telephone number, including area code: (281) 367-1666

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X       No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                Outstanding at March 31, 1998
Common Stock, $.001 par value                        15,467,281 shares

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          ARONEX PHARMACEUTICALS, INC.
                         Quarterly Period March 31, 1998

                                      INDEX


                                                                            Page

Factors Affecting Forward Looking Statements.................................. 3

PART I.  Financial Information




Item 1   Financial Statements................................................. 3

         Balance Sheets - December 31, 1997 and March 31, 1998
         (unaudited).................................. ....................... 4

         Statements of Operations:
           Three Months Ended March 31, 1997 and March 31, 1998
           (unaudited) and for the Period from Inception
           (June 13, 1986) through March 31, 1998 (unaudited)................. 5

         Statements of Cash Flows:
           Three Months Ended March 31, 1997 and March 31, 1998
           (unaudited) and for the Period from Inception
           (June 13, 1986) through March 31, 1998 (unaudited)................. 6

         Notes to Financial Statements - March 31, 1998....................... 7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................ 9


PART II. Other Information

Item 6   Exhibits and Reports on Form 8-K.................................... 11


SIGNATURES        ........................................................... 12

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)

Factors Affecting Forward-Looking Statements

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business - Manufacturing," "- Sales and Marketing," "Patents, Proprietary Rights and Licenses," "- Government Regulation," "- Competition" and "- Additional Business Risks" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "- Liquidity and Capital Resources" included elsewhere in this report.

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)

                                 BALANCE SHEETS
                  (All amounts in thousands, except share data)


                                     ASSETS

                                                                   March 31,
                                                    December 31,  (Unaudited)
                                                        1997          1998
                                                        ----          ----

Current Assets:
   Cash and cash equivalents...................... $    2,029      $   3,306
   Short-term investments.........................     17,783         17,235
   Accounts receivable............................        100             --
   Prepaid expenses and other assets..............        474            825
                                                   ----------      ---------
        Total current assets......................     20,386         21,366

Long-term investments.............................     10,142          5,111
Furniture, equipment and leasehold improvements,
     net..........................................      1,107          2,099
Deposits..........................................        490             --
                                                   ----------      ---------
        Total assets.............................. $   32,125      $  28,576
                                                   ==========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses.......... $    1,977      $   3,135
   Accrued payroll................................        554            743
   Advance from Genzyme...........................      2,000          2,000
   Current portion of notes payable...............        191             95
   Current portion of obligations under capital
     leases...................                             18             18
                                                   ----------      ---------
        Total current liabilities.................      4,740          5,991

Long-term liabilities:
   Obligations under capital leases, net of
     current portion..............................          6              3
                                                   ----------      ---------
        Total long-term liabilities...............          6              3

Commitments and contingencies

Stockholders' equity:
   Preferred stock $.001 par value, 5,000,000
     shares authorized, none issued and
     outstanding..................................        --             --
   Common stock $.001 par value, 30,000,000 shares
     authorized, 15,459,166 and 15,467,281 shares
     issued and outstanding, respectively.........         15             15
   Additional paid-in capital.....................     96,606         96,609
   Common stock warrants..........................        967            967
   Treasury stock.................................        (11)           (11)
   Deferred compensation..........................       (907)          (796)
   Unrealized loss on investments.................        (87)           (87)
   Deficit accumulated during development stage...    (69,204)       (74,115)
                                                     --------      ---------
        Total stockholders' equity................     27,379         22,582
                                                     --------      ---------
   Total liabilities and stockholders' equity.....  $  32,125      $  28,576
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

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)


                            STATEMENTS OF OPERATIONS
             (All amounts in thousands, except loss per share data)
                                   (Unaudited)





                                                                                                       Period from
                                                                                                        Inception
                                                                                                         (June 13,
                                                                           Three Months Ended             1986)
                                                                                March 31,                through
                                                                                                         March 31,
                                                                         1997              1998            1998
                                                                   ------------      ------------      -----------
Revenues:
   Interest income..........................................       $        592      $        417      $     5,998
   Research and development grants and contracts............                286               103            5,153
                                                                   ------------      ------------      -----------
        Total revenues......................................                878               520           11,151
                                                                   ------------      ------------      -----------

Expenses:
   Research and development.................................              3,485             4,522           57,657
   Purchase of in-process research and development..........                 --                --           11,625
   General and administrative...............................                456               904           14,708
   Interest expense and other...............................                 30                 5            1,276
                                                                   ------------      ------------      -----------
        Total expenses......................................              3,971             5,431           85,266
                                                                   ------------      ------------      -----------

Net loss....................................................       $     (3,093)     $     (4,911)     $   (74,115)
                                                                   ============      ============      ===========

Basic and diluted loss per share............................       $      (0.21)     $      (0.32)
                                                                   ============      ============

Weighted average shares used in computing basic and
   diluted loss per share...................................             14,620            15,461




              The accompanying notes are an integral part of these
                             financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)

                            STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                                                                   Period from
                                                                                                                    Inception
                                                                                                                 (June 13, 1986)
                                                                                      Three Months Ended             through
                                                                                           March 31,                March 31,
                                                                                    1997            1998               1998
                                                                              ------------      ------------      -------------
Cash flows from operating activities:
   Net loss. . . . . . ................................................       $     (3,093)     $     (4,911)     $     (74,115)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities-
        Depreciation and amortization..................................                259               169              4,195
        Loss (gain) on disposal of assets..............................                 --                (2)               198
        Compensation expense related to stock and stock options........                193               111              3,347
        Charge for purchase of in-process research and development.....                 --                --             11,547
        Unrealized loss on investment..................................                (31)               --                (87)
        Acquisition costs, net of cash received........................                 --                --               (270)
        Loss in affiliate..............................................                 --                --                500
        Changes in assets and liabilities:
           Increase in prepaid expenses and other assets...............               (587)             (351)              (640)
           Decrease in accounts receivable.............................                 78               100                 --
           Increase in accounts payable and accrued expenses...........                249             1,347              3,805
           Increase in deferred revenue................................                 --                --               (353)
        Accrued interest payable converted to stock....................                 --                --                 97
                                                                              ------------      ------------       ------------
                  Net cash used in operating activities................             (2,932)           (3,537)           (51,776)

Cash flows from investing activities:
   Net sales (purchases) of investments................................              1,876             5,579            (16,611)
   Purchase of furniture, equipment and leasehold improvements.........                (93)           (1,165)            (5,286)
   Proceeds from sale of assets........................................                 --                 6                 60
   Deposits   .........................................................                 --               490                 --
   Investment in affiliate.............................................                 --                --               (500)
                                                                              ------------      ------------       ------------
                  Net cash provided by (used in) investing activities..              1,783             4,910            (22,337)

Cash flows from financing activities:
   Proceeds from notes payable.........................................                 --                --              4,672
   Repayment of notes payable and principal payments under capital
     lease obligations.................................................                (63)              (99)            (2,557)
   Purchase of treasury stock..........................................                 --                --                (11)
   Proceeds from issuance of stock.....................................                 80                 3             75,317
                                                                              ------------      ------------       ------------
                  Net cash provided by (used in) financing activities..                 17               (96)            77,419
                                                                              ------------      ------------       ------------

Net increase (decrease) in cash and cash equivalents...................             (1,132)            1,277              3,306
Cash and cash equivalents at beginning of period.......................              4,179             2,029                 --
                                                                              ------------      ------------       ------------

Cash and cash equivalents at end of period.............................       $      3,047      $      3,306       $      3,306
                                                                              ============      ============       ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest............................       $         20      $          5       $        544
Supplemental schedule of noncash financing activities:
   Conversion of notes payable and accrued interest to common stock           $         --      $         --       $      3,043

         The accompanying notes are an integral part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

1.   Organization and Basis of Presentation

     Aronex Pharmaceuticals, Inc. ("Aronex Pharmaceuticals" or the "Company") was incorporated in Delaware on June 13, 1986 and merged with Triplex
Pharmaceutical Corporation ("Triplex") and Oncologix, Inc. ("Oncologix") effective September 11, 1995 (the "Mergers"). Aronex Pharmaceuticals is a development stage company which has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of significant future revenues. In addition, the Company expects to continue to incur losses for the foreseeable future and there can be no assurance that the Company will complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. The Company's ability to develop these operations may be impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform, third-party reimbursement and product liability exposure. Additionally, the Company is reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and its exclusive license agreements with M.D. Anderson Cancer Center ("MD Anderson"). Further, during the period required to develop these products, the Company will require additional funds which may not be available to it. The Company expects that its existing cash resources will be sufficient to fund its cash requirements through mid-1999. Accordingly, there can be no assurance of the Company's future success.

     The balance sheet at March 31, 1998 and the related statements of operations and cash flows for the three month periods ending March 31, 1998 and 1997 and the period from inception (June 13, 1986) through March 31, 1998 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1997 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

2.   Accounting Policies

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income (loss) was $(3,124,000) and $(4,911,000) for the three months ended March 31, 1997 and 1998, respectively.

3.   Cash, Cash Equivalents and Investments

     Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. At March 31, 1998, all short-term investments are held to maturity securities consisting of high-grade commercial paper and U.S. Government backed securities with a carrying value of $17,235,000, which approximates fair market value and cost. Long-term investments include (i) held to maturity securities consisting of high-grade commercial paper that mature over one to two years with a carrying value of $3,500,000, which approximates fair market value and cost, and (ii) available for sale securities which are U.S. mortgage backed securities with various maturity dates over the next several years that have an amortized cost of $1,698,000, a fair market value of $1,611,000 and a gross unrealized loss of $87,000 at March 31, 1998. The Company currently has no trading securities.

4.   Federal Income Taxes

     At December 31, 1997, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $79.0 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company's ability to utilize these NOLs and tax credits. Accordingly, the Company's ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the merger with Triplex and Oncologix, a change in control as defined by federal income tax law occurred, causing the use of these carryforwards to be limited and possibly eliminated. Additionally because United States tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. Due to the possibility of not reaching a level of profitability that will allow for the utilization of the Company's deferred tax assets, a valuation allowance has been established to offset these tax assets. The Company has not made any federal income tax payments since inception.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Overview

     Since its inception in 1986, Aronex Pharmaceuticals, Inc. ("Aronex Pharmaceuticals" or the "Company") has primarily devoted its resources to fund research, drug identification and development. The Company has been unprofitable to date and expects to incur operating losses for the next several years as it expends its resources for product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained net losses of approximately $74.1 million from inception through March 31, 1998. The Company has primarily financed its research and development activities and operations through public and private offerings of securities. The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

     Three Month Periods Ended March 31, 1997 and 1998

     Interest income on cash, cash equivalents and investments was $417,000 and $592,000 for the three months ended March 31, 1998 and 1997, respectively. The decrease of $175,000 was primarily due to a decrease of funds available for investment in 1998.

     Revenues from research and development grants and contracts were $103,000 and $286,000 for the three months ended March 31, 1998 and 1997, respectively, a decrease of $183,000. In the first quarter of 1997, research and development revenue was composed of (i) $150,000 in revenue from the initiation of a license agreement with Boehringer Mannheim GmbH and (ii) $136,000 in development revenue from Targeted Genetics, Incorporated ("Targeted"). The three year agreement with Targeted ended in the second quarter of 1997. Research and development revenue for the first quarter of 1998 represents Small Business Innovative Research ("SBIR") grant revenue relating to Zintevir(TM).

     Research and development expenses were $4,522,000 in the first quarter of 1998 compared to $3,485,000 in the first quarter of 1997. The increase of $1,037,000 was primarily due to (i) an increase of $1,094,000 in clinical investigation cost, the majority of which relates to the Company's lead product NYOTRAN(TM) and (ii) an increase of $318,000 in medical affairs salaries and payroll costs as the number of personnel in this department increased significantly. These increases were partially offset by a decrease of approximately $400,000 in research expenses in the first quarter of 1998.

     General and administrative expenses were $904,000 in the first quarter of 1998 and $456,000 in the first quarter of 1997, an increase of $448,000. This increase was primarily due to (i) an increase of $384,000 in salary and payroll costs and (ii) an increase of $40,000 in business travel relating mainly to business development activities. Several new positions have been added since the first quarter of 1997, including a Vice President of Marketing and Business Development in the third quarter of 1997 and a Chief Executive Officer in the fourth quarter of 1997. Additionally, the Company's President, who resigned in January 1998, is entitled to certain severance payments in accordance with a termination and severance agreement with the Company. These severance payments, which continue through January 1999, were recorded as compensation expense in the first quarter of 1998.

     Interest expense was $5,000 and $30,000 for the three months ended March 31, 1998 and 1997, respectively. The $25,000 decrease in interest expense resulted primarily from a decrease in the balance of notes payable and capital leases which were obtained to finance furniture and equipment.

     Net loss for the first quarter of 1998 increased by $1,818,000 to $4,911,000 in the first quarter of 1998, compared to $3,093,000 for the first quarter of 1997, due mainly to the increase in research and development expenses. The majority of research and development expenses related to advancing the Company's two lead products, NYOTRAN(TM) and ATRAGEN(R) .

Liquidity and Capital Resources

     Since its inception, the Company's primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. The Company has raised an aggregate of approximately $75 million from the sale of equity securities from its inception through March 31, 1998. In July 1992, the Company raised net proceeds of approximately $10.7 million in the initial public offering of its Common Stock. In September 1993, the Company entered into a collaborative agreement with Genzyme relating to the development and commercialization of ATRAGEN(R) , in connection with which the Company received net proceeds of approximately $4.5 million from the sale of Common Stock to Genzyme. In November 1993 and May 1996, the Company raised net proceeds of approximately $11.5 and $32.1 million, respectively, in public offerings of Common Stock. From October 1995 through March 31, 1998, the Company received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in its 1995 merger with Oncologix. Prior to the Mergers, Triplex had raised $22.0 million from sales of equity securities and $7.5 million from collaborative agreements and SBIR grants, of which $6.7 million remained as cash, cash-equivalents and investments at the effective time of the Mergers. From its inception until March 31, 1998, the Company also received an aggregate of $4.8 million cash from collaborative arrangements and SBIR grants.

     The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Cash of $2.9 million and $3.5 million was used in operating activities during the first quarter of 1997 and 1998, respectively. The Company had cash, cash-equivalents and short-term and long-term investments of $25.7 million as of March 31, 1998, consisting primarily of cash and money market accounts and U.S. government securities and investment grade corporate bonds.

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if Federal Drug Administration and other regulatory approvals are obtained. The Company expects that its existing capital resources will be sufficient to fund its capital requirements through mid-1999. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research, development and clinical trial programs; the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; costs of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions in the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions, or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.

PART II.          OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.1 Employment Termination and Severance Agreement dated January 15, 1998, between the Company and James. M. Chubb.

         10.2 Consulting Agreement dated January 1, 1998, between the Company and Gabriel Lopez- Berestein.

         10.3 Consulting Agreement dated April 1, 1998, between the Company and Roman Perez-Solar.

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



                                    ARONEX PHARMACEUTICALS, INC.




Dated:   May 11, 1998               By:/S/GEOFFREY F. COX
                                       ------------------
                                    Geoffrey F. Cox, Ph.D.
                                    Chief Executive Officer







Dated:   May 11, 1998               By:/S/TERANCE A. MURNANE
                                       ---------------------
                                    Terance A. Murnane
                                    Controller
                                    (Principal Financial and Accounting Officer)