Form 10-Q
period 1998-06-30
ARONEX PHARMACEUTICALS INC
filed 1998-08-14
CIK 854691

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q
(Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the Quarterly Period Ended June 30, 1998
                                                        OR
    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
              For the transition period from _________ to _________
                           Commission File No. 0-20111
                          ARONEX PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                  76-0196535
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)
          8707 Technology Forest Drive, The Woodlands, Texas 77381-1191
              (Address of principal executive offices and Zip Code)
       Registrant's telephone number, including area code: (281) 367-1666

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

               Class                                Outstanding at June 30, 1998
  Common Stock, $.001 par value                           15,497,443 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ARONEX PHARMACEUTICALS, INC.
                         Quarterly Period June 30, 1998

                                      INDEX
                                                                            Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS................................   3

PART I.           Financial Information

Item 1   Financial Statements...............................................   3

         Balance Sheets - December 31, 1997 and June 30, 1998 (unaudited)...   4

         Statements of Operations:
           Six Months Ended June 30, 1997 and June 30, 1998
           (unaudited) and for the Period from Inception (June 13, 1986)
           through June 30, 1998 (unaudited)................................   5

         Statements of Cash Flows:
           Six Months Ended June 30, 1997 and June 30, 1998
           (unaudited) and for the Period from Inception (June 13, 1986)
           through June 30, 1998 (unaudited)................................   6

         Notes to Financial Statements - June 30, 1998......................   7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................   9


PART II.           Other Information

Item 4   Submission of Matters to Vote of Security Holders..................  12

Item 6   Exhibits and Reports on Form 8-K...................................  13


SIGNATURES        ..........................................................  14


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

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)

                                 BALANCE SHEETS
                  (All amounts in thousands, except share data)


                                     ASSETS
                                                                                                         June 30,
                                                                                   December 31,            1998
                                                                                       1997             (Unaudited)

Current Assets:
   Cash and cash equivalents.............................................      $         2,029      $       6,265
   Short-term investments................................................               17,783             13,457
   Accounts receivable...................................................                  100                 --
   Prepaid expenses and other assets.....................................                  474                774
                                                                               ---------------      -------------
        Total current assets.............................................               20,386             20,496

Long-term investments....................................................               10,142              1,509
Furniture, equipment and leasehold improvements, net                                     1,107              2,161
Deposits.................................................................                  490                 --
                                                                               ---------------      -------------
        Total assets.....................................................      $        32,125      $      24,166
                                                                               ===============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses.................................      $         1,977      $       2,786
   Accrued payroll.......................................................                  554                822
   Advance from Genzyme..................................................                2,000              2,000
   Current portion of notes payable......................................                  191                218
   Current portion of obligations under capital leases...................                   18                 16
                                                                               ---------------      -------------
        Total current liabilities........................................                4,740              5,842

Long-term obligations:
   Notes payable, net of current portion.................................                   --              1,097
   Obligations under capital leases, net of current portion..............                    6                 --
                                                                               ---------------      -------------
        Total long-term obligations......................................                    6              1,097

Commitments and contingencies

Stockholders' equity:
   Preferred stock $.001 par value, 5,000,000 shares authorized,
        none issued and outstanding......................................                 --                   --
   Common stock $.001 par value, 30,000,000 shares authorized,
        14,597,247 and 15,497,443 shares issued and outstanding,
        respectively.....................................................                   15                 15
   Additional paid-in capital............................................               96,606             97,635
   Common stock warrants.................................................                  967                 50
   Treasury stock........................................................                  (11)               (11)
   Deferred compensation.................................................                 (907)              (684)
   Unrealized loss on investments.......................................                   (87)               (87)
   Deficit accumulated during development stage..........................              (69,204)           (79,691)
                                                                               ---------------      -------------
        Total stockholders' equity......................................                27,379             17,227
                                                                               ---------------      -------------
   Total liabilities and stockholders' equity...........................       $        32,125      $      24,166
                                                                               ===============      =============

                    The accompanying notes are an integral part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)


                            STATEMENTS OF OPERATIONS
             (All amounts in thousands, except loss per share data)
                                   (Unaudited)







                                                                                                           Period
                                                                                                            from
                                                                                                          Inception
                                                                                                          (June 13,
                                                    Six Months Ended             Three Months Ended         1986)
                                                        June 30,                      June 30,             through
                                                                                                           June 30,
                                                  1997           1998           1997           1998         1998
                                             ---------      ----------      ---------      ---------     ----------

Revenues:
    Interest income....................      $   1,123      $      748      $     531      $     331     $    6,329
     Research and development
         grants and contracts...........           316             193             30             90          5,243
                                             ---------      ----------      ---------      ---------     ----------
              Total revenues............         1,439             941            561            421         11,572

Expenses:
     Research and development...........         6,652           9,867          3,167          5,345         63,002
     Purchase of in-process
         research and development.......            --              --             --             --         11,625
     General and administrative.........           931           1,547            475            643         15,351
     Interest expense and other.........           150              14            120              9          1,285
                                             ---------      ----------      ---------      ---------     ----------
              Total expenses............         7,733          11,428          3,762          5,997         91,263
                                             ---------      ----------      ---------      ---------     ----------
Net loss................................     $  (6,294)     $  (10,487)     $  (3,201)     $  (5,576)    $  (79,691)
                                             ---------      ==========      ---------      =========     ==========

Basic and diluted loss per share........     $   (0.43)     $    (0.68)     $   (0.22)     $   (0.36)
                                                 =====           =====          =====          =====
Weighted average shares used in
     computing basic and diluted loss
     per share..........................        14,646          15,464         14,671         15,468













                    The accompanying notes are an integral part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)

                            STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                                                                   Period from
                                                                                                                    Inception
                                                                                                                 (June 13, 1986)
                                                                                       Six Months Ended              through
                                                                                           June 30,                  June 30,
                                                                                    1997              1998             1998
                                                                                ---------        ----------        -----------


Cash flows from operating activities:
  Net loss. . . . . . ................................................          $  (6,294)       $  (10,487)       $   (79,691)

   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities--
        Depreciation and amortization..................................               475               360              4,386
        Loss (gain) on disposal of assets..............................               107               (2)                198
        Compensation expense related to stock and stock options........               315               268              3,504
        Charge for purchase of in-process research and development.....                --                --             11,547
        Unrealized loss on investment .................................               (31)               --                (87)
        Acquisition costs, net of cash received........................                --                --               (270)
        Loss in affiliate..............................................                --                --                500
        Changes in assets and liabilities:
           Increase in prepaid expenses and other assets...............              (178)             (300)              (589)
           Decrease in accounts receivable.............................                78               100                 --
           Increase (decrease) in accounts payable and accrued
                   expenses............................................               (63)            1,077              3,535
           Increase in deferred revenue................................                --                --               (353)
        Accrued interest payable converted to stock....................                --                --                 97
                                                                                ---------         ---------        -----------
                  Net cash used in operating activities................            (5,591)           (8,984)           (57,223)
                                                                                ---------         ---------        -----------
Cash flows from investing activities:
   Net sales (purchases) of investments................................              7,976           12,959             (9,231)
   Purchase of furniture, equipment and leasehold improvements.........               (206)          (1,421)            (5,542)
   Proceeds from sale of assets........................................                 34                9                 63
   Decrease (increase) in deposits.....................................               (147)             490                 --
   Investment in affiliate.............................................                 --               --               (500)

                  Net cash provided by (used in) investing activities..              7,657           12,037            (15,210)
Cash flows from financing activities:
   Proceeds from notes payable and capital leases......................                 --            1,369              6,041
   Repayment of notes payable and principal payments under capital
     lease obligations.................................................               (155)            (254)            (2,712)
   Purchase of treasury stock..........................................                 --               --                (11)
   Proceeds from issuance of stock.....................................                143               68             75,380
                                                                                ----------        ---------        -----------
                 Net cash provided by (used in) financing activities ..                (12)           1,183             78,698
                                                                                ----------        ---------        -----------

Net increase in cash and cash equivalents..............................              2,054            4,236              6,265
Cash and cash equivalents at beginning of period.......................              4,179            2,029                 --
                                                                                ----------        ---------        -----------


Cash and cash equivalents at end of period.............................         $    6,233        $   6,265        $     6,265
                                                                                ==========        =========        ===========


Supplemental disclosures of cash flow information:
   Cash paid during the period for interest............................         $       43        $      14        $       799
Supplemental schedule of noncash financing activities:
   Conversion of notes payable and accrued interest to common stock             $       --        $      --        $     3,043

                    The accompanying notes are an integral part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

1.   Organization and Basis of Presentation

     Aronex Pharmaceuticals, Inc. ("Aronex Pharmaceuticals" or the "Company") was incorporated in Delaware on June 13, 1986 and merged with Triplex
Pharmaceutical Corporation ("Triplex") and Oncologix, Inc. ("Oncologix") effective September 11, 1995 ("Merger"). Aronex Pharmaceuticals is a development stage company which has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of significant future revenues. In addition, the Company expects to continue to incur losses for the foreseeable future and there can be no assurance that the Company will complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. The Company's ability to develop these operations may be impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform, third party reimbursement and product liability exposure. Additionally, the Company is reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and its exclusive license agreements with M.D. Anderson Cancer Center ("MD Anderson"). Further, during the period required to develop its products, the Company will require additional funds which may not be available to it. The Company expects that its existing cash resources will be sufficient to fund its cash requirements through mid-1999. Accordingly, there can be no assurance of the Company's future success.

     The balance sheet at June 30, 1998 and the related statements of operations and cash flows for the six month periods ending June 30, 1998 and 1997 and the period from inception (June 13, 1986) through June 30, 1998 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1997 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

2.   Accounting Policies

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income (loss) was $(6,325,000) and $(10,487,000) for the six months ended June 30, 1997 and 1998, respectively.

3.   Cash, Cash Equivalents and Investments

     Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. At June 30, 1998, all short-term investments are held to maturity securities consisting of high-grade commercial paper and United States Government backed securities with a carrying value of $13,457,000, which approximates fair market value and cost. Long-term investments at June 30, 1998 are available for sale securities which are United States mortgage backed securities with various maturity dates over the next several years that have an amortized cost of $1,596,000, a fair market value of $1,509,000 and a gross unrealized loss of $87,000 at June 30, 1998. The Company currently has no trading securities.

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.   Federal Income Taxes

     At December 31, 1997, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $79.0 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company's ability to utilize these NOLs and tax credits. Accordingly, the Company's ability to utilize its NOLs and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the Merger with Triplex and Oncologix, a change in control as defined by federal income tax law occurred, causing the use of these carryforwards to be limited and possibly eliminated. Additionally because United States tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. Due to the possibility of not reaching a level of profitability that will allow for the utilization of the Company's deferred tax assets, a valuation allowance has been established to offset these tax assets. The Company has not made any income tax payments since inception.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Overview

     Since its inception in 1986, Aronex Pharmaceuticals, Inc. ("Aronex Pharmaceuticals" or the "Company") has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years as it expends its resources for product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained losses of approximately $79.7 million through June 30, 1998. The Company has financed its research and development activities and operations primarily through public and private offerings of securities. The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

     Three and Six Month Periods Ended June 30, 1997 and 1998

     Interest income was $331,000 and $531,000 for the three months ended June 30, 1998 and 1997, respectively, a decrease of $200,000. Interest income was $748,000 and $1,123,000 for the six months ended June 30, 1998 and 1997, respectively, a decrease of $375,000. These decreases were primarily due to a decrease of funds available for investment.

     Revenues from research and development grants and contracts were $90,000 and $30,000 for the three months ended June 30, 1998 and 1997, respectively, an increase of $60,000. Research and development grants and contracts were $193,000 and $316,000 for the six months ended June 30, 1998 and 1997, respectively, a decrease of $123,000. For the six months ended June 30, 1997, research and development revenue was composed of (i) $150,000 in revenue from the initiation of a license agreement with Boehringer Mannheim GmbH and (ii) $166,000 in development revenue from Targeted Genetics, Incorporated ("Targeted"). The three-year agreement with Targeted ended in the second quarter of 1997. Research and development revenue for the six months ended June 30, 1998 represents Small Business Innovative Grant Research ("SBIR") grant revenue relating to ZintevirTM.

     Research and development expenses were $5,345,000 and $3,167,000 for the three months ended June 30, 1998 and 1997, respectively, an increase of $2,178,000. Research and development expenses were $9,867,000 and $6,652,000 for the six months ended June 30, 1998 and 1997, respectively, an increase of $3,215,000. These increases were primarily due to increases of $1,675,000 and $2,810,000 in clinical investigation costs for the three and six months ended June 30, 1998, respectively. The majority of these costs relate to clinical trials of the Company's lead products, NYOTRANTM and ATRAGEN(R). The increases in research and development expenses also reflect increases of $456,000 and $626,000 in medical affairs and regulatory salaries and payroll costs for the three and six months ended June 30, 1998, respectively, as the number of personnel in these departments increased significantly from the same periods in 1997. These increases were partially offset by decreases of $324,000 and $648,000 in internal research expenses for the three and six months ended June 30, 1998 as a result of the elimination of the majority of the Company's internal research efforts in the second quarter of 1997.

     General and administrative expenses were $643,000 and $475,000 for the three months ended June 30, 1998 and 1997, respectively, an increase of $168,000. General and administrative expenses were $1,547,000 and $931,000 for the six months ended June 30, 1998 and 1997, respectively, an increase of $616,000. These increases were primarily due to (i) increases of $121,000 and $506,000 in salaries and payroll costs; (ii) increases of $29,000 and $60,000 in business travel relating mainly to business development activities and (iii) increases of $53,000 and $25,000 in investor and public relations expenses for the three and six month periods ended June 30, 1998, respectively. Several new positions have been added since the first quarter of 1997 and a Chief Executive Officer was added in the fourth quarter of 1997. Additionally, the Company's President, who resigned in January 1998, is entitled to certain severance payments in accordance with a termination and severance agreement with the Company. These severance payments, which continue through January 1999, were recorded as compensation expense in the first quarter of 1998.

     Interest expense and other was $9,000 and $120,000 for the three months ended June 30, 1998 and 1997, respectively, a decrease of $111,000. Interest expense and other was $14,000 and $150,000 for the six months ended June 30, 1998 and 1997, respectively, a decrease of $136,000. These decreases in interest expense and other resulted primarily from a loss on disposal of equipment and leasehold improvements of $107,000 in the quarter ended June 30, 1997 that were formerly used in now-discontinued research activities. These decreases were partially offset by a decrease in interest expense as a result of a decrease in the average amount of outstanding debt relating to laboratory equipment obtained through leases and loans.

     Net loss was $5,576,000 and $3,201,000 for the three months ended June 30, 1998 and 1997, respectively, an increase of $2,375,000. Net loss for the six months ended June 30, 1998 and 1997, respectively, was $10,487,000 and $6,294,000, an increase of $4,193,000. These increases were primarily due to the increase in research and development expenses.

Liquidity and Capital Resources

     Since its inception, the Company's primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. The Company has raised an aggregate of approximately $75 million from the sale of equity securities from its inception through June 30, 1998. In July 1992, the Company raised net proceeds of approximately $10.7 million in the initial public offering of its Common Stock. In September 1993, the Company entered into a collaborative agreement with Genzyme Corporation ("Genzyme") relating to the development and commercialization of ATRAGEN(R), in connection with which the Company received net proceeds of approximately $4.5 million from the sale of Common Stock to Genzyme. In November 1993 and May 1996, the Company raised net proceeds of approximately $11.5 and $32.1 million, respectively, in public offerings of Common Stock. From October 1995 through June 30, 1998, the Company received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in its 1995 merger with Oncologix. From its inception until June 30, 1998, the Company also received an aggregate of $4.9 million cash from collaborative arrangements and SBIR grants.

     The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Cash of $8.9 million and $5.6 million was used in operating activities during the first six months of 1998 and 1997, respectively. The Company had cash, cash-equivalents and short-term and long-term investments of $21.2 million as of June 30, 1998, consisting primarily of cash and money market accounts, and United States government securities and investment grade commercial paper.

     The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if Food and Drug Administration and other regulatory approvals are obtained. The Company expects that its existing capital resources will be sufficient to fund its capital requirements through mid- 1999. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research, development and clinical trial programs; the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; costs of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions, or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms or at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock.


      Year 200

     Year 2000 issues result from the inability of certain computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business.

     The Company is in the process of assessing all financial and operational systems and equipment to ensure year 2000 compliance, and plans to complete the assessment by December 31, 1998. Based on reviews to date and preliminary information, the Company does not anticipate that it will incur any significant costs relating to the assessment and remediation of year 2000 issues. The Company believes that the potential impact, if any, of its systems not being year 2000 compliant should not impact the Company's ability to continue its research and development activities. However, there can be no assurance that the Company, its business partners, vendors or customers will successfully be able to identify and remedy all potential year 2000 problems or that a system failure resulting from a failure to identify any such problems would not have a material adverse effect on the Company.

PART II.          OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Stockholders of Aronex Pharmaceuticals, Inc. was held on June 11, 1998 to consider and vote upon the following proposals:

(i) Election of Class I Directors. The following individuals were nominated and elected as Class I directors, with the following numbers of shares voted for and against and withheld for each director:

                                                                       For                     Withheld
                    Ronald J. Brenner, Ph.D.                       13,615,107                   168,212
                    Martin P. Sutter                               13,744,518                    38,801

                                                                      For          Against       Abstain
(ii) Approval and adoption of 1998 Stock Option Plan               11,376,223     2,291,320      49,623

(iii) Ratification and approval of Arthur Andersen LLP
     as independent public accountants                             13,711,914     51,431         19,974

Item 6.    Exhibits and Reports on Form 8-K

   (a) Exhibits

          10.1 Aronex Pharmaceuticals, Inc. 1998 Stock Option Plan.

          10.2 Employment Agreement dated June 12, 1998 between the Company and Praveen Tyle, Ph.D.

          10.3 Employment Agreement dated June 12,1998 between the Company and Paul A. Cossum, Ph.D.

          10.4 Employment Agreement dated June 12, 1998 between the Company and Terance A. Murnane.

          11.1 Statement regarding computation of per share earnings.

          27.1 Financial data schedule.

   (b) Reports on Form 8-K

       None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    ARONEX PHARMACEUTICALS, INC.




Dated:     August 12, 1998                          By:/S/GEOFFREY F. COX
                                                       ------------------
                                                    Geoffrey F. Cox, Ph.D.
                                                    Chief Executive Officer







Dated:     August 12, 1998                          By:/S/TERANCE A. MURNANE
                                                       ---------------------
                                                    Terance A. Murnane
                                                    Controller