Form 10-Q
period 1998-09-30
ARONEX PHARMACEUTICALS INC
filed 1998-11-16
CIK 854691

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

                For the Quarterly Period Ended September 30, 1998

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

          Class                                Outstanding at September 30, 1998
 Common Stock, $.001 par value                          15,503,745 shares

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          ARONEX PHARMACEUTICALS, INC.
                       Quarterly Period September 30, 1998

                                      INDEX
                                                                            Page

FACTORS AFFECTING FORWARD LOOKING STATEMENTS ..................................3

PART I.  Financial Information

Item 1   Financial Statements .................................................3

         Balance Sheets - December 31, 1997 and September 30, 1998
          (unaudited).............................. .......................... 4

         Statements of Operations:
           Nine  months  Ended   September  30,  1997  and
           September  30,  1998 (unaudited) and for the Period
           from Inception (June 13, 1986) through September 30, 1998
           (unaudited) ....................................................... 5

         Statements of Cash Flows:
           Nine  months  Ended   September  30,  1997  and
           September  30,  1998 (unaudited) and for the Period
           from Inception (June 13, 1986) through September 30, 1998
           (unaudited) ....................................................... 6

         Notes to Financial Statements - September 30, 1998................... 7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................ 9


PART II. Other Information

Item 6   Exhibits and Reports on Form 8-K.....................................12


SIGNATURES        ............................................................13

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

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)

                                 BALANCE SHEETS
                  (All amounts in thousands, except share data)


                                     ASSETS

                                                                                                    September 30,
                                                                                 December 31,           1998
                                                                                     1997            (Unaudited)
Current Assets:
  Cash and cash equivalents...............................................       $      2,029       $       3,791
  Short-term investments..................................................             17,783              10,936
  Accounts receivable.....................................................                100                  --
  Prepaid expenses and other assets.......................................                474                 384
                                                                                 ------------       -------------
       Total current assets...............................................             20,386              15,111

Long-term investments.....................................................             10,142               1,288
Furniture, equipment and leasehold improvements...........................              1,107               2,123
Deposits   ...............................................................                490                  --
                                                                                 ------------       -------------
       Total assets.......................................................       $     32,125       $      18,522
                                                                                 ============       =============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses...................................       $      1,977       $       2,959
  Accrued payroll.........................................................                554                 933
  Advance from Genzyme....................................................              2,000               2,000
  Current portion of notes payable........................................                191                 217
  Current portion of obligations under capital leases.....................                 18                  13
                                                                                 ------------       -------------
       Total current liabilities..........................................              4,740               6,122

Long-term obligations:
  Notes payable, net of current portion...................................                 --               1,047
  Obligations under capital leases, net of current portion................                  6                  --
                                                                                 ------------       -------------
       Total long-term obligations........................................                  6               1,047


Commitments and contingencies

Stockholder's equity
  Preferred stock $.001 par value, 5,000,000 shares authorized,
       none issued and outstanding........................................                 --                  --
  Common stock $.001 par value, 30,000,000 shares
       authorized, 15,459,166 and 15,503,745 shares
       issued and outstanding, respectively...............................                 15                  15
  Additional paid-in capital..............................................             96,606              97,660
  Common stock warrants...................................................                967                  50
  Treasury stock..........................................................                (11)                (11)
  Deferred compensation...................................................               (907)               (545)
  Unrealized loss on investments..........................................                (87)                (66)
  Deficit accumulated during development stage ...........................            (69,204)            (85,750)
                                                                                 ------------       -------------
       Total stockholders' equity.........................................             27,379              11,353
                                                                                 ------------       -------------
Total liabilities and stockholders' equity................................       $     32,125       $      18,522
                                                                                 ============       =============


                The  accompanying  notes  are  an  integral  part  of  these financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)


                            STATEMENTS OF OPERATIONS
             (All amounts in thousands, except loss per share data)
                                   (Unaudited)


                                                                                                              Period
                                                                                                               from
                                                                                                             Inception
                                                                                                             (June 13,
                                                                                                               1986)
                                                    Nine Months Ended            Three Months Ended           through
                                                      September 30,                 September 30,            Sept. 30,
                                                  1997            1998          1997            1998            1998
                                              ----------      ----------     ---------       ----------      ----------

Revenues:
   Interest income.......................     $    1,632      $    1,013     $     510       $      265      $    6,594
   Research and development
        grants and contracts.............            591             329           275              136           5,379
                                              ----------      ----------     ---------       ----------      ----------
Total revenues...........................          2,223           1,342           785              401          11,973
                                              ----------      ----------     ---------       ----------      ----------

Expenses:
   Research and development..............          9,864          15,399         3,213            5,532          68,534
   Purchase of in-process
        research and development.........          3,000              --         3,000               --          11,625
   General and administrative............          1,477           2,448           546              901          16,252
   Interest expense and other............            160              41            10               27           1,312
                                              ----------      ----------     ---------       ----------      ----------
            Total expenses...............         14,501          17,888         6,769            6,460          97,723
                                              ----------      ----------     ---------       ----------      ----------
Net loss    .............................     $  (12,278)     $  (16,546)    $  (5,984)      $   (6,059)     $  (85,750)
                                              ==========      ==========     =========       ==========      ==========

Basic and diluted loss per share.........     $    (0.83)     $    (1.07)    $   (0.40)      $    (0.39)
Weighted average shares used in
   Computing basic and diluted loss per
        share............................         14,714          15,475        14,848           15,497

















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

                                                   ARONEX PHARMACEUTICALS, INC.
                                                  (A development stage company)

                                                    STATEMENTS OF CASH FLOWS
                                                   (All amounts in thousands)
                                                         (Unaudited)

                                                                                                      Period from
                                                                                                       Inception
                                                                                                    (June 13, 1986)
                                                                        Nine Months Ended               through
                                                                           September 30,             September 30,
                                                                     1997               1998             1998
                                                               ----------------- ------------------ ----------------
Cash flows from operating activities:
  Net loss................................................     $    (12,278)     $    (16,546)      $    (85,750)
  Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities-
         Depreciation and amortization....................              652               521              4,547
         Loss (gain) on disposal of assets................              107                (2)               198
         Compensation expense related to stock and
            stock options.................................              400               432              3,668
         Charge for purchase of in-process research
             and development..............................            3,000                --             11,547
         Unrealized gain (loss) on investment.............              (31)               21                (66)
         Acquisition costs, net of cash received..........               --                --               (270)
         Loss in affiliate................................               --                --                500
         Accrued interest payable converted to stock......               --                --                 97
         Changes  in assets  and  liabilities:
         Decrease (increase) in prepaid expenses and
             other assets.................................              (45)               90               (199)
         Decrease (increase) in accounts receivable.......              (88)              100                 --
         Increase (decrease) in accounts payable
            and accrued expenses..........................              211             1,361              3,819
         Increase (decrease) in deferred revenue..........               --                --               (353)
                                                               ------------      ------------       ------------
      Net cash used in operating activities...............           (8,072)          (14,023)           (62,262)

Cash flows from investing activities:
  Net sales (purchases) of investments....................            6,392            15,701             (6,489)
  Purchase of furniture, equipment and leasehold
      improvements........................................             (280)           (1,545)            (5,666)
  Proceeds from sale of assets............................               34                 9                 63
  Decrease (increase) in other assets.....................             (336)              490                 --
  Investment in affiliate.................................               --                --               (500)
                                                               ------------      ------------       ------------
      Net cash provided by (used in) financing activities.            5,810            14,655            (12,592)

Cash flows from financing activities:
  Proceeds from notes payable and capital leases..........               --             1,369              6,041
  Repayment of notes payable and principal payments
      under capital lease obligations.....................             (237)             (307)            (2,765)
  Purchase of treasury stock..............................               --                --                (11)
  Proceeds from issuance of stock.........................              241                68             75,380
                                                               ------------      ------------       ------------
      Net cash provided by (used in) financing activities.                4             1,130             78,645
                                                               ------------      ------------       ------------
  Net increase (decrease) in cash and cash equivalents....           (2,258)            1,762              3,791
  Cash and cash equivalents at beginning of period........            4,179             2,029                 --
                                                               ------------      ------------       ------------

  Cash and cash equivalents at end of period..............     $      1,921      $      3,791       $      3,791
                                                               ============      ============       ============

  Supplemental disclosures of cash flow information:
      Cash paid during the period for interest............     $         52      $         41       $        826

  Supplemental schedule of noncash financing activities:
      Conversion of notes payable and accrued interest to
         common stock.....................................     $         --      $         --       $      3,043

                      The accompanying notes are an integral part of these financial statements.

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)


                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

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

         The balance sheet at September 30, 1998 and the related statements of operations and cash flows for the nine month periods ending September 30, 1998 and 1997 and the period from inception (June 13, 1986) through September 30, 1998 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1997 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

2.       Accounting Policies

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income (loss) was $(12,278,000) and $(16,525,000) for the nine months ended September 30, 1997 and 1998, respectively.

3.       Cash, Cash Equivalents and Investments

         Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. At September 30, 1998, all short-term investments are held to maturity securities consisting of high-grade commercial paper and U. S. Government backed securities with a carrying value of $10,936,000, which approximates fair market value and cost. At September 30, 1998 all long-term investments are available for sale securities which are U.S. mortgage backed securities with various maturity dates over the next several years that have

                          ARONEX PHARMACEUTICALS, INC.
                          (A development stage company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

an amortized cost of $1,354,000, a fair market value of $1,288,000 and a gross unrealized loss of $66,000 at September 30, 1998. The Company currently has no trading securities.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since its inception in 1986, Aronex Pharmaceuticals, Inc. ("Aronex Pharmaceuticals" or the "Company") has primarily devoted its resources to fund research, drug discovery and development. The Company has been unprofitable to date and expects to incur substantial operating losses for the next several years as it expends its resources for product research and development, preclinical and clinical testing and regulatory compliance. The Company has sustained losses of approximately $85.8 million through September 30, 1998. The Company has financed its research and development activities and operations primarily through public and private offerings of securities. The Company's operating results have fluctuated significantly during each quarter, and the Company anticipates that such fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

Results of Operations

         Three and Nine Month Periods Ended September 30, 1998 and 1997

         Revenues from research and development grants and contracts decreased 51% to $136,000 for the three months ended September 30, 1998 from $275,000 for the three months ended September 30, 1997. Research and development grants and contracts decreased 44% to $329,000 for the nine months ended September 30, 1998 from $591,000 for the same period in 1997. For the nine months ended September 30, 1997, research and development revenue was composed of (i) $150,000 in revenue from the initiation of a license agreement with F. Hoffman-La Roche Ltd. ("Roche", formerly Boehringer Mannheim GmbH); (ii) $166,000 in development revenue from Targeted Genetics, Incorporated ("Targeted") and (iii) $250,000 in the third quarter of 1997 from a new licensing agreement with Genzyme Corporation ("Genzyme") relating to gene therapy. The three-year agreement with Targeted ended in the second quarter of 1997. The majority ($304,000) of research and development revenue for the nine months ended September 30, 1998 resulted from a Small Business Innovative Grant Research ("SBIR") grant relating to Zintevir(R).

         Interest income decreased 48% to $265,000 for the three months ended September 30, 1998 from $510,000 for the three months ended September 30, 1997. Interest income decreased 38% to $1,013,000 for the nine months ended September 30, 1998 from $1,632,000 for the same period in 1997. This decrease in interest income resulted from a decrease in funds available for investment in 1998 compared to the same period in 1997.

         Research and development expenses increased 72% to $5,532,000 for the three months ended September 30, 1998 from $3,213,000 for the three months ended September 30,1997. Research and development expenses increased 56% to $15,399,000 for the nine months ended September 30, 1998 from $9,864,000 for the same period in 1997. The increases in research and development expenses resulted primarily from (i) increases of $1,628,000 and $4,438,000 in clinical investigation costs for the three and nine months ended September 30, 1998, respectively. The majority of which related to clinical trials of the Company's NYOTRAN(TM) and ATRAGEN(R) products and (ii) increases of $626,000 and $1,252,000 in medical affairs and regulatory salaries and payroll costs for the three and nine months ended September 30, 1998, respectively, as the number of personnel in these departments increased significantly from the same periods in 1997.

         In-process research and development costs of $3.0 million incurred in the third quarter of 1997 related to a non-cash research and development charge incurred in connection with the issuance of Common Stock under the contingent rights issued in the Triplex merger. The Company issued an aggregate of 686,472 shares of Common Stock with an aggregate value of $3.0 million. The issuance of such shares under the contingent rights was required because equity milestone payments of $5.0 million were not received from Genzyme relating to ATRAGEN on or before September 11, 1997.

         General and administrative expenses increased 65% to $901,000 for the three months ended September 30, 1998 from $546,000 for the three months ended September 30, 1997. General and administrative expenses increased 65% to $2,448,000 for the nine months ended September 30, 1998 from $1,477,000 for the same period in 1997. The increases in general and administrative expenses resulted primarily from (i) increases of $95,000 and $601,000 in salaries and payroll costs; (ii) increases of $58,000 and $119,000 in business travel relating mainly to business development activities; (iii) increases of $31,000 and $64,000 in investor and public relations expenses and (iv) the addition of $134,000 and $159,000 in marketing expenses, relating mainly to ATRAGEN, for the three and nine month periods ended September 30, 1998, respectively. Several new positions have been added since the first quarter of 1997 and a Chief Executive Officer was added in the fourth quarter of 1997. Additionally, the Company's President, who resigned in January 1998, is entitled to certain severance payments in accordance with a termination and severance agreement with the Company. These severance payments, which continue through January 1999, were recorded as compensation expense in the first quarter of 1998.

         Interest expense and other increased 170% to $27,000 for the three months ended September 30, 1998 from $10,000 for the three months ended September 30, 1997. This increase in interest expense and other resulted from the increase in indebtedness incurred to fund leasehold improvements and the acquisition of laboratory equipment late in the second quarter of 1998. Interest expense and other decreased 74% to $41,000 for the nine months ended September 30, 1998 from $160,000 for the same period in 1997. This decrease in interest expense and other resulted primarily from a loss of $107,000 in the quarter ended June 30, 1997 from the disposition of equipment and leasehold improvements that had been used in research activities eliminated in early 1997 and a decrease in interest expense for the first half of 1998 resulting from a reduction in the amount of capital lease obligations and indebtedness used to fund the acquisition of laboratory equipment.

         Net loss increased 1% to $6,059,000 for the three months ended September 30, 1998 from $5,984,000 for the three months ended September 30, 1997. Net loss increased 35% to $16,546,000 for the nine months ended September 30, 1998 from $12,278,000 for the same period in 1997. The increases in net loss resulted primarily from increases in research and development expenses.

Liquidity and Capital Resources

         Since its inception, the Company's primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. The Company has raised an aggregate of approximately $75 million from the sale of equity securities from its inception through September 30, 1998. In July 1992, the Company raised net proceeds of approximately $10.7 million in the initial public offering of its Common Stock. In September 1993, the Company entered into a collaborative agreement with Genzyme relating to the development and commercialization of ATRAGEN(R), in connection with which the Company received net proceeds of approximately $4.5 million from the sale of Common Stock to Genzyme. In November 1993 and May 1997, the Company raised net proceeds of approximately $11.5 and $32.1 million, respectively, in public offerings of Common Stock. From October 1995 through September 30, 1998, the Company received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in its 1995 merger with Oncologix, Inc. From October 1995 through September 30, 1998, the Company also received an aggregate net proceeds of approximately $6.5 million cash from the exercise of certain warrants issued in its 1995 merger with Oncologix. From its inception until September 30, 1998, the Company also received an aggregate of $5.4 million cash from collaborative arrangements and SBIR grants.

         The Company's primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses. Cash of $14.0 million and $8.1 million was used in operating activities during the first nine months of 1998 and 1997, respectively. The Company had cash, cash-equivalents and short-term and long-term investments of $16 million as of September 30, 1998, consisting primarily of cash and money market accounts, United States government securities and investment grade commercial paper.

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

         Year 2000

         Certain computer programs or computerized equipment do not have the ability to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business.

         The Company is in the process of assessing all financial and operational systems and equipment to ensure year 2000 compliance, and plans to complete the assessment by December 31, 1998. Based on reviews to date and preliminary information, the Company does not anticipate that it will incur any significant costs relating to the assessment and remediation of year 2000 issues. The Company believes that the potential impact, if any, of its systems not being year 2000 compliant would not materially affect the Company's ability to continue its research and development activities. However, there can be no assurance that the Company, its business partners, vendors or customers will successfully be able to identify and remedy all potential year 2000 problems or that a system failure resulting from a failure to identify any such problems would not have a material adverse effect on the Company.

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



                          ARONEX PHARMACEUTICALS, INC.




Dated:     November 16, 1998                           By:/S/Geoffrey F. Cox
                                                       Geoffrey F. Cox, Ph.D.
                                                       Chief Executive Officer







Dated:     November 16, 1998                           By:/S/Terance A. Murnane
                                                       Terance A. Murnane
                                                       Controller