Form 10-K405
period 1998-12-31
ARONEX PHARMACEUTICALS INC
filed 1999-03-30
CIK 854691

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                   FORM 10-K
      (Mark One)
                   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                            OR

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 25, 1999 was $44,720,070, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $2.50 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 25 , 1999, 22,463,211 shares of the registrant's common stock were outstanding.

         Certain sections of the registrant's definitive proxy statement relating to the registrant's 1999 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1998, are incorporated by reference into Part III of this Form 10-K.


===============================================================================

                                TABLE OF CONTENTS

                                     PART I
Item 1.   Business.........................................................   1
            General........................................................   1
            Business Strategy..............................................   1
            Clinical and Scientific Background.............................   2
            Products in Clinical and Preclinical Development...............   3
            Infectious Diseases............................................   4
            Cancer.........................................................   6
            Research Pipeline..............................................  10
            Collaborative Agreements.......................................  10
            Manufacturing..................................................  12
            Sales and Marketing ...........................................  13
            Patents and Proprietary Rights.................................  13
            Government Regulation..........................................  15
            Competition....................................................  17
            Employees......................................................  18
            Additional Business Risks......................................  18

Item 2.   Properties.......................................................  24

Item 3.   Legal Proceedings................................................  24

Item 4.   Submission of Matters to a Vote of Security Holders..............  24

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters..........................................................  25

Item 6.   Selected Financial Data..........................................  26

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................  27
            Overview.......................................................  27
            Results of Operations..........................................  27
            Acquired In-Process Research and Development...................  29
            Liquidity and Capital Resources................................  30
            Year 2000......................................................  32

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.......  33

Item 8.   Financial Statements and Supplementary Data......................  33

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..............................  33

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...............  34

Item 11.  Executive Compensation...........................................  34

Item 12.  Security Ownership of Certain Beneficial Owners and Management...  34

Item 13.  Certain Relationships and Related Transactions...................  34

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on
          Form 8-K.........................................................  35

Signatures.................................................................  40

Index to Financial Statements.............................................. F-1

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this document, the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business -- Manufacturing," "-- Sales and Marketing," "-- Patents and Proprietary Rights," "-- Government Regulation," "-- Competition" and "-- Additional Business Risks" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         Aronex Pharmaceuticals is a biopharmaceutical company engaged in the identification and development of proprietary innovative medicines to treat cancer and infectious diseases. Our strategy is to identify and develop medicines based upon either refinements of proven therapies or new ways of treating specific diseases. We have a portfolio of clinical products that we believe balances the risks encountered in the development of pharmaceutical products against the rewards from the practical commercial applications of our products. We believe our focus on medicines for cancer and infectious diseases for which current therapy is inadequate will assist in development and product marketing and will facilitate expedited commercialization of our products.

BUSINESS STRATEGY

         Aronex Pharmaceuticals has implemented a comprehensive strategy to become a commercial biopharmaceutical company involved in the identification, development and commercialization of novel medicines for treating cancer and infectious diseases. Our strategy encompasses five key elements:

         Therapeutic Focus. We have adopted a clear therapeutic focus aimed at identifying and developing novel medicines to satisfy clearly-defined, unsatisfied needs in the treatment of cancer and infectious diseases. We believe that this focus provides synergies in the development of products as a result of common patient populations, and will provide synergies in the marketing and commercialization of products as a result of the common hospital-based sales and distribution channels and concentrated customer base associated with these products. In addition, we believe our focus on medicines for cancer and infectious diseases for which current therapy is inadequate may facilitate expedited commercialization of our products.

         Balanced Product Portfolio. We have a portfolio of clinical products that we believe provides a balanced development and commercialization risk profile. Four of our products are liposomal formulations of drugs that are currently on the market, designed to improve effectiveness and reduce adverse side effects. Liposomal formulations are products where the drug is trapped within a lipid-based environment. We believe that this should contribute to a reduction in the development risks associated with our products. Two of our products are new compounds with novel mechanisms of action against a specific disease target. While these products are associated with a greater degree of development risk, we believe that these products may have a substantial impact against the diseases they are intended to treat. We believe that this balanced development and commercialization risk profile limits our dependence on a single product.

         Expedited Drug Development Programs. We believe that we have created an effective pharmaceutical development infrastructure. With expertise in preclinical development, drug formulation and delivery, quality assurance, quality control and analytical chemistry, drug manufacturing, regulatory and clinical affairs, we believe that we have the ability to effectively advance preclinical and clinical products through the development pipeline.

         Leveraged Research and Technological Resources. We rely on several sources to provide potential opportunities to expand our pipeline of products for commercialization. Using academic and corporate collaborations, we seek late-stage preclinical products for advancement into our clinical pipeline as well as early-stage clinical products with prospects for rapid clinical development. Additional opportunities are available through our existing capabilities in drug formulation and delivery.

         Marketing and Commercialization Strategy. Our marketing and commercialization effort is designed to create a revenue stream utilizing two diverse methods. We intend to market products in the United States through our own sales and marketing efforts or through co-marketing, and to market products overseas through licensing arrangements with corporate partners. We also intend to market those products requiring broader marketing and distribution efforts through licensing arrangements with corporate partners.

CLINICAL AND SCIENTIFIC BACKGROUND

         Aronex Pharmaceuticals' development programs are aimed at the identification and development of innovative medicines to treat cancer and infectious diseases for which current therapy is inadequate. The effectiveness of the current generation of anti-cancer and anti-infective drugs is limited because of two significant factors. First, cancer cells frequently become resistant to commonly used anti-cancer drugs, and organisms responsible for infectious diseases may also acquire resistance to anti-infective drugs. This resistance results in the ultimate progression of many cancers and some infections, such as HIV. Second, these drugs, particularly cancer drugs, are generally toxic because their lack of selectivity results in significant side effects on normal cells. Aronex Pharmaceuticals is targeting the development of drugs for cancer and infectious diseases that are selective in their actions, with unique or special ways of acting and more favorable safety profiles.

         Infectious Diseases

         The immune system, the major line of defense against infection, may be weakened by diseases, such as HIV and diabetes, or by drugs or agents used for the treatment of other medical conditions, such as chemotherapy in cancer patients or immunosuppressive, anti-rejection therapy in patients receiving organ transplants. A weak immune system predisposes patients to opportunistic infections caused by otherwise harmless microbes. These opportunistic infections are caused by microbes which may be fungi such as Aspergillus and Candida, viruses or bacteria. Some of these "opportunistic" microbes can be or become resistant to existing therapies. Drugs with new mechanisms of action and/or improved safety profiles are needed to treat fungal, viral and bacterial diseases and to overcome the toxicity limitations associated with certain existing drugs.

         Cancer

         The American Cancer Society estimates that more than 1.2 million new cases of cancer will be diagnosed and more than 500,000 people will die of cancer in 1999 in the United States. According to the American Cancer Society, major classes of cancer include:

         o solid tumors, the most common of which are breast cancer and cancers of the lung;

         o        cancers of the lymphoid system; and

         o        cancers of the blood.

In the United States there are annually approximately 179,000 new cases of breast cancer, 171,000 new cases of lung cancer, 62,000 new cases of lymphoma and 29,000 new cases of leukemia, according to the American Cancer Society. Chemotherapy, surgery and radiation are the major components in the treatment of cancer. Chemotherapy is usually the primary treatment for cancers, such as hematologic malignancies, which cannot be excised by surgery. In addition, chemotherapy is increasingly being used as an adjunct to radiation and surgery to improve efficacy and reduce the incidence of metastasis, or spread of cancer, and as primary therapy for some solid tumors. The standard strategy for chemotherapy is to destroy the malignant cells by exposing them to as much drug as the patient can tolerate. Clinicians attempt to design a combination of drugs, dosing schedule and method of administration that increases the probability that malignant cells will be destroyed, while minimizing the harm to healthy cells.

         Most current anti-cancer drugs have significant limitations. Certain cancers, such as colon, lung, kidney and pancreatic cancers, are inherently unresponsive to chemotherapeutic agents. Certain other cancers may initially respond to a chemotherapeutic agent, but cease to respond as the cancer cells acquire resistance to the drug during the course of therapy. As cancer cells develop resistance to a specific chemotherapeutic agent, they often simultaneously become resistant to a wide variety of structurally unrelated agents through a phenomenon known as "multi-drug resistance." Finally, current anti-cancer drugs are generally highly toxic, with effects including bone marrow suppression and irreversible cardiotoxicity, which can prevent their administration in therapeutic doses.

         Our Approach to the Treatment of Cancer and Infectious Diseases

         Aronex Pharmaceuticals has a focused effort aimed at identifying highly-specific, novel medicines for the treatment of cancer and infectious diseases. Our research and development strategy is to augment its pipeline by partnering with academic centers such as The University of Texas M.D. Anderson Cancer Center. These relationships are intended to permit us to identify opportunities which have already been validated in preclinical and, in some instances, clinical studies before we allocate resources for further evaluation and development. We also anticipate expansion of our product pipeline through acquisitions, licenses and joint ventures with corporate partners. This strategy is further intended to allow us to bypass the lengthy and uncertain drug discovery and screening process and to proceed quickly to product development and clinical evaluation. We believe that utilizing this strategy will allow us to maintain a full pipeline of innovative products for the treatment of cancer and infectious diseases. See "-- Collaborative Agreements."

PRODUCTS IN CLINICAL AND PRECLINICAL DEVELOPMENT

         The following table lists our clinical products, along with their initial indications and clinical status:

            PRODUCT                     INDICATIONS            CLINICAL STATUS
            -------                     -----------            ---------------
INFECTIOUS DISEASES
NYOTRAN(R)..................... Presumed Fungal Infections      Phase III completed
                                Cryptococcal Meningitis         Phase III
                                Candidemia                      Phase II completed
                                Aspergillus Salvage             Phase II
Zintevir(R).................... HIV Infection                   Phase I/II

CANCER
ATRAGEN(R)..................... Acute Promyelocytic Leukemia    Phase II  (pivotal)
                                Non-Hodgkin's Lymphoma          Phase II
                                Prostate Cancer                 Phase II
                                Renal Cell Carcinoma            Phase I/II
                                Bladder Cancer                  Phase I/II
                                Kaposi's Sarcoma                Phase II completed
Annamycin...................... Breast Cancer                   Phase II
Platar......................... Lung Cancer                     Phase II
                                Renal Cell Carcinoma            Phase II

         "Phase I" indicates that the first phase of human clinical studies is being conducted with a small number of subjects in order to gain evidence of safety, establish the maximum dose of the drug which may be safely administered to patients and to characterize the distribution of a drug in a human patient. "Phase I/II" indicates that a product is being tested in humans primarily for safety and drug distribution, while preliminary measures of efficacy are also observed. "Phase II" indicates that a product is being tested in humans for safety and preliminary evidence of efficacy. "Phase III" indicates that a product is being tested in multi-center studies generally designed to provide evidence of efficacy and further safety of the product in a large number of patients. A "Pivotal" clinical trial is defined as a clinical trial that produces data sufficient for submission of a new drug application with the FDA, commonly referred to as an "NDA".

         We can give no assurance that the results of any of our clinical trials will be favorable or that our products will obtain regulatory approval for commercialization. See "Additional Business Risks -- Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products."

INFECTIOUS DISEASES

         Aronex Pharmaceuticals' infectious disease program centers on the development of new agents for the treatment of infectious diseases, including those that occur in patients with weakened immune systems. The clinical program presently focuses on the development of NYOTRAN(R) for life-threatening systemic, or internal, fungal infections and Zintevir(R) for the treatment of HIV infection.

         NYOTRAN(R) for Presumed Fungal Infections (Phase III completed), Candidemia (Phase II completed), Aspergillus Salvage (Phase II) and Cryptococcal Meningitis (Phase III)

         Systemic fungal infections are generally serious and may result in death. Most systemic fungal infections are caused by Candida, or yeasts, and Aspergillus, or molds, species. These life-threatening infections occur most often in patients with impaired immune defense mechanisms as a result of an underlying disease, such as HIV or diabetes, or the effects of treatments for other medical conditions, such as chemotherapy in cancer patients or anti-rejection therapy in patients receiving organ transplants. The population of patients who become candidates for anti-fungal treatment is increasing because of a number of factors, including more aggressive use of chemotherapy in cancer patients, increases in organ and bone marrow transplants, increased use of in-dwelling catheters for prolonged periods and the spread of HIV.

         We believe that the drugs that are currently used to treat systemic fungal infections, including fluconazole, itraconazole, amphotericin B and liposomal formulations of amphotericin B, have limitations that present a need for new therapies. Data from recent in vitro or test tube studies as well as clinical trial data indicate that a number of fungal strains are becoming increasingly resistant to known therapies. Fluconazole and itraconazole are relatively safe and are effective in inhibiting fungal growth in Candida, but are not effective in inhibiting fungal growth in Aspergillus and are generally not effective in treating fungal infections in patients who are seriously ill and whose immune systems are compromised and not functioning properly. Amphotericin B is very active against both Candida and Aspergillus but is highly toxic. Several companies have developed liposomal versions of amphotericin B that are designed to reduce the potential toxicity of amphotericin B.

         NYOTRAN(R) is a lipid-based, intravenous formulation of the drug nystatin, an established, widely-used topical anti-fungal agent. Although nystatin has proven to be a potent anti-fungal against a broad spectrum of fungi, including Candida, Cryptococcus, Histoplasma, Blastomyces and Aspergillus, its poor solubility and toxicity have previously precluded its systemic administration as a therapy for these fungal infections. We have developed a proprietary formulation of NYOTRAN(R) that reduces the toxicity of nystatin. In addition, we believe that NYOTRAN(R)'s lipid-based formulation addresses the solubility problem of nystatin. We believe NYOTRAN(R) offers potential advantages over current systemic anti-fungal therapies. Our in vitro studies indicate that it is active against a range of fungal strains, including Candida, Aspergillus, Cryptococcus and Fusarium species, some of which are resistant to currently available anti-fungal therapies. While final clinical efficacy trials have not been completed, we believe that our Phase I and Phase II clinical trials suggest that NYOTRAN(R) can be administered at doses that are effective in treating Aspergillus, Candida and Cryptococcus infections.

         The strategy for the development of NYOTRAN(R) has involved several stages. We have conducted three Phase I clinical studies which demonstrated a favorable safety profile. We completed a Phase II open label study in patients with Candidemia evaluating NYOTRAN(R) at multiple doses. Although this Phase II study has been completed, it remains open on a compassionate basis to enroll patients for whom other therapies have not been effective. Results from this study indicate that a dose of one-third of the maximum tolerated dose established in Phase I appears to be efficacious. Based upon data from this study, we initiated Phase III comparative multicenter trials in the United States and in Europe of NYOTRAN(R) against amphotericin B in patients with presumed fungal infections. Most frequently, in a hospital environment, a patient with a fever of unknown origin will be treated with an antibiotic. When this treatment proves ineffective, the physician then presumes that the patient has a fungal infection, and begins treatment with an anti-fungal agent. The diagnosis of a confirmed fungal infection may occur several days after anti-fungal therapy has begun. We completed the clinical trials for presumed fungal infections in late 1998.

         To expand the potential indications for NYOTRAN(R), we commenced Phase II/III trials for patients with cryptococcal meningitis and Phase II Aspergillus salvage trials. Aspergillus salvage trials are designed to treat patients with Aspergillus who have failed treatment with current products. We plan to file an NDA for NYOTRAN(R) with the FDA in 1999 for an indication in presumed systemic fungal infections. Following the United States submission, Abbott Laboratories, the exclusive licensee for NYOTRAN(R), is expected to begin to file additional international regulatory submissions. See "-- Government Regulation," "-- Collaborative Agreements --Collaborative Agreement with Abbott Laboratories" and "Additional Business Risks -- Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products."

         The active ingredient of NYOTRAN(R), nystatin, is available commercially. We have utilized a contract manufacturer for our clinical requirements of NYOTRAN(R), who we believe to be capable of satisfying the quantities required for clinical trials and anticipated quantities for initial commercial sales. However, we expect Abbott to manufacture the quantities of NYOTRAN(R) necessary to conduct its remaining clinical trials and, following regulatory approval, to manufacture NYOTRAN(R) for commercial sale.

         Current treatment for systemic fungal infection is largely limited to amphotericin B, several liposomal formulations of amphotericin B and fluconazole. Amphotericin B has been a common choice for the treatment of systemic fungal infections. The clinical usefulness of amphotericin B is limited, however, because serious toxicity can occur at doses that are only marginally effective. Liposomal formulations of amphotericin B have been developed by several companies, including The Liposome Company, Inc., NeXstar Pharmaceuticals, Inc. and SEQUUS Pharmaceuticals, Inc. Each of these companies' products have regulatory approval in the United States and other countries. Each of these liposomal formulations shows a reduction in toxicity as compared to amphotericin B. Pfizer Inc.'s fluconazole, the world's largest selling anti-fungal product, is an oral formulation used for a wide range of less serious Candida indications. We are aware of other anti-fungal agents currently in clinical development.

         In November 1998, we entered into a license agreement with Abbott Laboratories for NYOTRAN(R). The license agreement provides Abbott with exclusive worldwide rights to market and sell NYOTRAN(R), subject to rights previously granted to Grupo Ferrer Internacional, S.A. in Spain and Portugal and certain co-promotion rights retained by us in the United States and Canada. Abbott has paid us milestone and up-front payments of $8.4 million under the license agreement and purchased common stock for $3.0 million under a related stock purchase agreement. Abbott has also agreed to provide funding for the continuing clinical development of NYOTRAN(R) and to make subsequent milestone payments as specified regulatory goals and sales targets are achieved. Abbott has agreed to pay us royalties which increase in amount based upon the level of product sales of NYOTRAN(R) in each year. See "-- Collaborative Agreements -- Collaborative Agreement with Abbott Laboratories."

         M.D. Anderson has granted us the worldwide exclusive license under an issued patent to the use of a liposomal formulation of nystatin in the treatment of systemic fungal infections. A process which is of pharmaceutical utility for making NYOTRAN(R) is protected by another issued patent. A continuation of this process patent is currently being prosecuted seeking additional claims in this area. See "-- Patents and Proprietary Rights."

         Zintevir(R) for HIV Infection (Phase I/II)

         Aronex Pharmaceuticals is developing Zintevir(R) for the treatment of human immunodeficiency virus infection. The drugs currently approved in the United States for treatment of HIV infection consist of reverse transcriptase inhibitors, such as AZT, ddI, ddC, d4T and 3TC, and protease inhibitors, such as saquinavir, ritinovir and indinavir. By contrast, we believe Zintevir(R) inhibits HIV-1 integrase, a key enzyme in catalyzing the integration of HIV within human cells. Integrase enzyme inhibitors act at a step in the HIV life-cycle different than protease and/or reverse transcriptase enzymes. These cell enzymes are responsible for replication of the virus.

         Two Phase I trials on Zintevir(R) have been completed. A Phase I single dose study of Zintevir(R) was initiated at San Francisco General Hospital in October 1995, and a Phase I multiple dose study was initiated at Harris Laboratories, Inc., a clinical research organization, in May 1996. The primary objectives of these studies were to determine the safety and distribution of Zintevir(R) in HIV infected patients. In November 1997, we began a Phase I/II clinical trial designed to determine Zintevir(R)'s ability to reduce the level of HIV as well as to gather additional data on the product's safety and distribution throughout and elimination from the body. We expect to complete the Phase I/II clinical trial in 1999. We will evaluate the results of the Phase I/II clinical trials but do not intend to progress into additional development of Zintevir(R) unless a third party agrees to fund the additional development work. See "-- Additional Business Risks -- Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products."

         The use and composition of a group of compounds including Zintevir(R) are the subject of one issued patent and four United States patent applications and eight foreign patent applications. These applications are either assigned wholly to us, or jointly to us and Baylor College of Medicine, in which case we have exclusively licensed Baylor's rights. The issued patent covers the inhibition of HIV production in cultured cells by a group of compounds including Zintevir(R). See "-- Patents and Proprietary Rights."

CANCER

         Aronex Pharmaceuticals' programs in cancer focus on developing medicines based upon either refinements of proven therapies or new approaches to the treatment of specific disease targets. The clinical program currently focuses on development of ATRAGEN(R) for hematological malignancies and solid tumors and Annamycin for breast cancer.

         ATRAGEN(R) for Acute Promyelocytic Leukemia (pivotal Phase II), Non-Hodgkin's Lymphoma (Phase II), Prostate Cancer (Phase II), Renal Cell Carcinoma (Phase I/II), Bladder Cancer (Phase I/II) and Kaposi's Sarcoma (Phase II completed)

         In December 1998, we filed an NDA to the FDA for ATRAGEN(R) for the treatment of patients with acute promyelocytic leukemia, "APL", for whom therapy with tretinoin is necessary but for whom an intravenous administration is required. This indication represents a therapeutic area where new therapies are needed. Established chemotherapeutic agents have been effective in treating some cases of APL, but have been associated with serious side effects and frequent relapse. ATRA, or tretinoin, has been approved as an oral formulation by the FDA as a treatment for APL. ATRA and other retinoids cause cell differentiation in contrast to most conventional chemotherapeutic agents. Retinoids are molecules comprising both natural and synthetic derivatives of retinol, otherwise known as vitamin A. However, we believe the effectiveness of the oral formulation of ATRA may be reduced by the rate at which it is metabolized, which lowers the amount of drug that reaches the cancer target.

         ATRAGEN(R) is a lipid-based, intravenous formulation of ATRA which has been studied in patients with APL and Kaposi's sarcoma. Our lipid formulation has been developed to change certain aspects of the drug's behavior in the body to overcome the known deficiencies of oral retinoids, such as the oral formulation of ATRA. ATRAGEN(R) has a different pharmacokinetics and distribution profile, so that there may be a decrease in the proportion of the drug metabolized and an increase in the proportion that reaches the cancer target. Following

ATRAGEN(R) treatment, higher plasma concentrations of the drug are achieved than after oral ATRA therapy. Unlike oral administration, these drug levels are maintained throughout the course of therapy. These characteristics may provide more effective delivery of the drug to the bone marrow, liver and spleen, where most leukemic cells are found, and a better safety profile.

         We completed a Phase I clinical trial of ATRAGEN(R) in 1995 in patients with cancers of the blood. Phase I data presented in the journal Blood during 1996 indicated that ATRAGEN(R) sustains levels in the blood after prolonged dosing, is well tolerated, and shows evidence of activity against certain leukemias and lymphomas. We recently completed patient enrollment for the pivotal Phase II clinical evaluation of ATRAGEN(R) for its potential to induce remission and prevent relapse of APL in patients that have experienced a recurrence of the cancer. Interim results from one of these trials, presented at the American Society for Hematology meeting in December 1997, demonstrated that ATRAGEN(R) has activity against APL. We completed patient enrollment of the Phase II clinical trials in the third quarter of 1998. Based on the pivotal Phase II data, we submitted an NDA for ATRAGEN(R) for the treatment of patients with APL for whom therapy with the drug tretinoin is necessary but for whom an intravenous administration is required.

         ATRAGEN(R) has also been assessed in Phase II clinical trials in collaboration with Genzyme Corporation for the treatment of Kaposi's sarcoma. Results from this trial indicated that ATRAGEN(R) was generally well tolerated, with headaches and dry skin being the primary reported adverse events. We are not presently pursuing this indication, although we may do so in the future.

         We believe that ATRAGEN(R) may also be useful in treating other types of cancer, and we are evaluating the efficacy of ATRAGEN(R) in other hematologic malignancies and solid tumors. In 1998, we initiated a Phase II clinical trial in non-Hodgkin's lymphoma and a Phase II clinical trial in hormone-refractory prostate cancer. In early 1999, a Phase I/II clinical trial in combination with interferon alpha in renal cell carcinoma was initiated at New York Presbyterian Hospital and the Weill Medical College of Cornell University under an institutional Investigational New Drug application, IND. In March 1999, we initiated a Phase I/II clinical trial in bladder cancer. ATRAGEN(R) has been designated an orphan drug for the treatment of acute and chronic leukemia by the FDA. See "-- Government Regulation" and "-- Additional Business Risks -- Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products."

         According to the American Cancer Society, approximately 1,000 new cases of APL in the United States are diagnosed annually, and each year approximately 500,000 patients in the United States develop the various types of cancer identified as potential indications for ATRAGEN(R).

         In 1993, we entered into a collaborative agreement with Genzyme Corporation to develop and commercialize ATRAGEN(R) for the treatment of cancer. This agreement has subsequently been modified, with the result that:
(1) we retain responsibility for the further clinical development of ATRAGEN(R) and (2) Genzyme has an option to acquire marketing rights to ATRAGEN(R), subject to our right to retain or reacquire the marketing rights and subject to certain other rights retained by us. See "-- Collaborative Agreements -- Collaborative Agreement with Genzyme Corporation."

         The composition and method of use of ATRAGEN(R) is the subject of a patent application, assigned to The University of Texas M.D. Anderson Cancer Center, as to which the rights of M.D. Anderson are exclusively licensed to us. Claims to the ATRAGEN(R) formulation have been allowed in the European Patent Office. See "--Patents and Proprietary Rights."

         Annamycin for Breast Cancer (Phase II)

         Annamycin is a new chemical entity belonging to the class of widely prescribed anti-cancer agents known as anthracyclines. This class of drug, which includes doxorubicin, daunorubicin and idarubicin, has been shown to be effective, either alone or in combination, against proliferating cancer cells. Anthracyclines currently on the market, however, suffer from two primary limitations. (1) Cancer cells often develop a resistance to them, rendering the treatment ineffective. This resistance, once developed by cancer cells, generally extends to include resistance to a variety of other chemotherapeutic agents, a phenomenon commonly referred to as multi-drug resistance. The best understood mechanism behind multi-drug resistance involves an increase in the production of P-glycoprotein, a trans-cell membrane pump. This pump transports drugs, including most types of anti-cancer drugs, out of tumor cells. (2) Currently available anthracyclines also frequently result in severe toxic effects, including irreversible cardiotoxicity.

         Annamycin was designed to overcome these two major limitations. In contrast to conventional chemotherapeutic agents, Annamycin is structured so that it avoids the mechanism of operation of the trans-cell membrane pump believed to be one of the mechanisms responsible for multi-drug resistance. Our preclinical studies have shown that Annamycin, which is a lipid-based formulation of a novel anthracycline, may be active against multi-drug resistant tumor cells that over-express at least two of the pumps that are believed to be, at least in part, responsible for tumor cells becoming resistant to treatment. Over-express implies that the levels of the enzymes present in a particular person is in excess of the levels found in a healthy or normal person. Our preclinical studies of Annamycin in animals bearing human tumors also indicate that Annamycin may be less cardiotoxic than doxorubicin. A Phase I dose-escalating clinical trial of Annamycin was completed in August 1997. Data from this trial were presented at the American Society of Clinical Oncology meeting in May 1997. Annamycin is currently being evaluated in Phase II multi-center clinical trials in breast cancer patients whose tumors are resistant to conventional therapies. We expect to complete Phase II clinical trials in 1999. Clinical trials to assess the efficacy of Annamycin in patients with other solid tumors and with various hematological malignancies are being planned. See "-- Additional Business Risks -- Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products."

         We believe that there would be a substantial market for an agent which is active against multi-drug resistance and exhibits an improved safety profile over doxorubicin. The American Cancer Society estimates that each year there are approximately 179,000 new cases of breast cancer in the United States. Annamycin also may be useful in treating other varieties of solid tumors, leukemias and lymphomas.

         While there are a range of chemotherapeutic agents used alone and in combination to treat breast cancer and other solid tumors, including doxorubicin, daunorubicin, liposomal formulations of doxorubicin and daunorubicin, taxol, platinum and cyclophosphamide, we do not believe that there are any medicines available that are active against multi-drug resistant tumors. We are aware of some agents currently in Phase II clinical trials that are designed to modify multi-drug resistance, but for which no efficacy data are yet available. These agents would potentially be used in combination with chemotherapeutic agents.

         Our liposomal formulation of Annamycin is the subject of an issued patent, licensed exclusively to us by The University of Texas M.D. Anderson Cancer Center. In addition, a patent application has been filed with respect to an improved process for preparing Annamycin. This patent application is also licensed to us under the exclusive license with MD Anderson. Annamycin itself is the subject of a patent that has been non-exclusively sublicensed to us by M.D. Anderson, which M.D. Anderson licensed from Ohio State University. See "-- Patents and Proprietary Rights."

         Platar for Lung Cancer (Institutional Phase II) and Renal Cell Carcinoma (Institutional Phase II)

         Aronex Pharmaceuticals, in conjunction with The University of Texas M.D. Anderson Cancer Center, is developing the novel platinum analogue, Platar, for the treatment of solid tumors. Platar has been designed to overcome the toxicity and resistance that currently limits the usefulness of platinum, a chemotherapeutic agent widely used in the treatment of solid tumors.

         Platar is currently being evaluated in two Phase II clinical trials, under institutional IND's at M.D. Anderson Cancer Center: a trial for the treatment of mesothelioma, a type of lung cancer, funded by the Office of Orphan Drug Products at the FDA, and a trial for the treatment of metastatic renal cell carcinoma funded by Aronex Pharmaceuticals. Phase I clinical trials were previously conducted under a physician's IND at M.D. Anderson Cancer Center.

         Platar is covered by a series of patents and a patent application, licensed exclusively to us by M.D. Anderson, relating to hydrophobic cis-platinum complexes and to stable liposomal formulations of the lipophilic platinum compounds. Hydrophobic or lipophilic means insoluble in water, and refers to cis-platinum complexes which are platinum molecules joined at different positions. The claims of these patents are drawn to novel cis-platinum complexes having hydrophobic properties and possessing hydrocarbon substituents. Hydrocarbon substituents are molecules consisting of hydrogen and carbon. Formulations containing the novel platinum complexes entrapped in liposomes and exhibiting improved drug stability are included. Anti-tumor compositions containing these stable cis-platinum containing liposomes and methods of using them to treat tumors are also covered. Claims to the product have been allowed by the European Patent Office. A patent application filed in the United States that may overlap claims included in the United States patents licensed to us is the subject of an ongoing interference proceeding in the United States Patent and Trademark Office challenging the validity of this patent. We cannot currently predict the outcome of this matter. See "-- Patents and Proprietary Rights."

         AR209: erbB-2 Targeted Therapy for Solid Tumors (Preclinical)

         AR209 is an innovative cancer therapy that we believe has potential for additional solid tumor indications, including lung, ovarian and stomach cancers. We believe the design of this product improves upon conventional cancer therapy by targeting specific cancer cells that contain the oncoprotein erbB-2. The erbB-2 protein occurs at high levels only in tumors and not in normal tissues. AR209 is an antibody-toxin complex composed of a targeting ligand and a fragment of the Pseudomonas exotoxin. The targeting ligand is the molecule which carries the active toxin to its site of application. The toxin in this case is derived from the organism Psuedomonas. This novel product is designed to bind to cancer cells that contain the erbB-2 oncoprotein and to be transported inside or internalized, and to kill the cancer cell. Preclinical studies indicate that AR209 causes shrinkage of solid human tumors and is well tolerated.

         We have a worldwide license from the NIH to the Pseudomonas exotoxin used in the design of AR209. We also have an exclusive license to a United States government patent application covering antibodies targeting the erbB-2 oncoprotein. Patent applications covering the sequences of the e23 antibody used in the formulation of AR209 have also been filed. See "-- Patents and Proprietary Rights."

         In 1996, we entered into a license agreement with Boehringer Mannheim GmbH to develop and commercialize AR209. Boehringer Mannheim was subsequently acquired by Hoffman La-Roche. Under the agreement, Boehringer Mannheim was responsible for funding the costs of all remaining preclinical and clinical development of AR209 and for manufacturing the product. Both parties had the right to terminate the agreement without cause, with all rights reverting to the non-terminating party. The agreement was terminated without cause by Hoffman La-Roche in September 1998 with the result that rights to AR209 have reverted to us.

RESEARCH PIPELINE

         Our goal is to establish an effective and efficient pharmaceutical development infrastructure and capability to provide a continuing pipeline of products for commercialization. Our research and development strategy is to augment its pipeline by partnering with academic centers such as The University of Texas M.D. Anderson Cancer Center, as well as with private research foundations. This partnering will allow us to identify opportunities which have already been validated in preclinical and, in some instances, clinical studies before allocating resources for further evaluation and development. This approach will allow us to bypass the lengthy and uncertain drug discovery and screening process and to proceed quickly to product development and clinical evaluation. We believe that using this strategy will allow us to maintain a full pipeline of innovative products for the treatment of cancer and infectious diseases. See "-- Collaborative Agreements."

COLLABORATIVE AGREEMENTS

         Our development strategy involves entering into selected development and licensing agreements with corporate partners to provide working capital as well as assist in the efficient development and marketing of certain of our products. See "-- Additional Business Risks -- Our Ability to Enter into Collaborative Agreements is Critical to Our Successful Development, Sales and Licensing of Products and Potential Profitability."

         Collaborative Agreement with Abbott Laboratories

         In November 1998, we entered into a stock purchase agreement and a license agreement with Abbott Laboratories for NYOTRAN(R). The license agreement provides Abbott with exclusive worldwide rights to market and sell NYOTRAN(R), subject to rights previously granted to Grupo Ferrer Internacional, S.A. in Spain and Portugal and co-promotion rights retained by us in the United States and Canada for an initial two year period. These co- promotion rights will renew annually thereafter for successive one year periods unless cancelled by either party. To date, Abbott has purchased $3 million of Common Stock and paid us up-front and milestone payments of $8.4 million under the license agreement with an aggregate potential of $40 million in stock payments, clinical development payments and sales milestone payments. Abbott's payments to us provide funding for the continuing clinical development of NYOTRAN(R), and are due as specified regulatory goals and sales targets are achieved. However, there can be no assurance that these milestone payments will be made. The research and development payments are subject to reduction in the event that the completion of the applicable activity is delayed beyond various dates. Once paid, all payments are non-refundable. Abbott will also pay us royalties that increase in amount based upon the level of product sales of NYOTRAN(R)in each year.

         The licenses granted under the NYOTRAN(R) agreement terminate on a country-by-country basis on the expiration of the last patent relating to that product in that country. The agreement is terminable by Abbott in the event certain regulatory milestone goals are not met or other specified events occur, such as adverse safety and efficacy issues, and are terminable by either party on the occurrence of a breach that is not cured by the breaching party within a certain time period after notice has been given to that breaching party. In the event the agreement is terminated by Abbott due to a regulatory milestone not being met on time or other specified cause no further payments by Abbott are due.

         Relationship with Grupo Ferrer Internacional, S.A.

         In 1997, we entered into a supply and distribution agreement with Grupo Ferrer Internacional, S.A. to commercialize and market NYOTRAN(R), under which Grupo Ferrer received the exclusive right to distribute and sell NYOTRAN(R) in Spain and Portugal. This agreement was subsequently amended to enable Abbott to pursue an optimal registration and commercialization strategy in all international markets. The three parties have agreed to commence three-way discussions to define this strategy.

         Collaborative Agreement with Genzyme Corporation

         In 1993, we entered into a license and development agreement with Genzyme Corporation to develop and commercialize ATRAGEN(R). The initial focus of the collaboration was the development of ATRAGEN(R) for the treatment of myelogenous leukemias and certain non-hematologic cancers. Clinical development responsibilities and research program funding were shared by both parties through the end of 1996. Under the agreement, Genzyme was required to make up to $1.5 million in milestone payments to us upon the occurrence of certain events and to pay us royalties on sales of the product. Genzyme had the right to terminate the agreement in the event of a third party claim of infringement by products subject to the agreement. We had the right to terminate the agreement if Genzyme failed to satisfy certain milestones. Under the collaborative agreement, Genzyme made a net $4.5 million equity investment in us and agreed to make an additional $5.0 million equity investment if certain developmental goals were achieved.

         In September 1996, Genzyme advanced us $2.0 million relating to the $5.0 million equity milestone. Early in 1997, we amended the agreement through which (1) we released Genzyme from any further obligation to perform development work for ATRAGEN(R) and (2) the license granted to Genzyme under the agreement was converted to an option to acquire the right to market and sell ATRAGEN(R) worldwide. We retained co-promotion rights in the United States. If Genzyme had exercised its option, Genzyme would have been required to pay us $3.0 million and product royalties we would have been entitled to retain the $2.0 million advance. In March 1999, Genzyme notified us that they do not intend to exercise their option. As a result of the election, we have reacquired full marketing rights to ATRAGEN(R) on a worldwide basis and we are obligated to repay Genzyme the $2.0 million advance by April 24, 1999 and to pay product royalties, including $500,000 in minimum royalties by April 24, 2000.

         Relationship with The University of Texas M.D. Anderson Cancer Center

         We have two license agreements with The University of Texas M.D. Anderson Cancer Center which grant us exclusive rights to manufacture, use, market and sell products based upon certain technology developed at M.D. Anderson relating to the development of human monocyte or murine macrophage-derived cytotoxins which inhibit or destroy the proliferation of tumor cells, liposomal-encapsulated polyene antibiotics, except amphotericin B, liposomal-encapsulated anthracyclines, liposomal-encapsulated platinum derivatives and liposomal-encapsulated retinoids. Human monocyte or murine macrophage-derived cytotoxins refers to the source of the cytotoxins, which is either human or mouse-based. NYOTRAN(R), ATRAGEN(R), Annamycin and Platar are products derived from our relationship with M.D. Anderson.

         The license agreements with M.D. Anderson require us to pay royalties for licensed technology based on specified percentages of cumulative net sales and royalties from sublicensees. We are also obligated to pay a milestone payment of $200,000 upon the approval of an NDA for each licensed product. Because we have not sold any products or processes to date, we have not paid any royalties under the license agreements. M.D. Anderson is responsible for the preparation, filing and prosecution of all patent applications, foreign and domestic, relating to technology developed at M.D. Anderson, and we reimburse M.D. Anderson for expenses incurred during these activities.

         The license agreements generally remain in force until the expiration of the last patent subject to the agreements. Either party may terminate the license agreements after 60 days notice to the other party in the event of a material breach of the terms of that agreement. M.D. Anderson has the right to terminate either license agreement with 90 days notice for failure to convert the licensed subject matter to a commercial form; however, we believe our ongoing and active research and development efforts directed at commercial marketing of the licensed products currently satisfies this obligation.

         We have entered into research and development contracts with M.D. Anderson in conjunction with the license agreements which obligate us to fund research and development expenses incurred by the M.D. Anderson scientists that relate to the technology licensed by us. These contracts grant us an exclusive worldwide license to technology under the license agreements and developed as a result of research funded by us. These contracts also grant us a right of first refusal to acquire an exclusive worldwide license to certain technology developed at M.D. Anderson which is not the result of projects funded by us. We have agreed to the funding commitments for research projects under these contracts through November 15, 1999. The amount of funding committed for 1999 is $117,333, and subsequent periods are expected to be negotiated on an annual basis, based upon a variety of factors including the number and cost of projects to be funded, the staffing requirements associated with these projects, and other related matters. If we default in the payment of research and development funding commitments due M.D. Anderson under these contracts, M.D. Anderson may suspend the related research and development projects or, if our default continues for a period of 60 days, M.D. Anderson may terminate the related contract upon 60 days notice. If the research and development contract with M.D. Anderson is terminated, no further inventions or improvements developed at M.D. Anderson relating to the products licensed to us would be transferred or licensed to us.

         Relationship with Baylor College of Medicine

         We have had collaborative arrangements with Baylor College of Medicine, under licensing, consulting and research and development arrangements entered into by Triplex beginning in 1989. We have an exclusive, worldwide, royalty-free license from Baylor to certain technology developed by Baylor, including the product Zintevir(R). The collaboration arrangements terminated in 1996. The license agreement terminates on the expiration of the last patent to expire that is licensed thereunder, which is projected to be October 22, 2013.

MANUFACTURING

         Aronex Pharmaceuticals does not have the facilities necessary to manufacture its products in accordance with the good manufacturing practices guidelines established by the FDA for companies manufacturing pharmaceutical products. We do have the capability to develop formulations, analytical methods, process controls and manufacturing technology for its products. We generally use contract manufacturers to produce batches of its products for clinical testing, although we expect Abbott Laboratories to supply the quantities of NYOTRAN(R) necessary to conduct our remaining clinical trials of that product. We and the manufacturers of our products, other than Abbott, have not entered into any written agreements other than periodic purchase orders for the supply of the products they manufacture on its behalf. Contract manufacturers are closely supervised to ensure adherence to established production methods and compliance with our rigorous quality control and quality assurance standards. We do not expect to establish any significant manufacturing capacity in the near future. We do not operate, and do not currently plan to operate, manufacturing facilities for the production of our products in commercial quantities, and intend to contract with third parties for the manufacture and supply of our products. There can be no assurance that we will be able to obtain supplies of products from third-party suppliers on terms or in quantities acceptable to us. Also, we depend on third parties for the manufacture of our products. This may adversely affect our product margins and ability to develop and deliver products on a timely basis. Any third-party suppliers of this kind or any manufacturing facility we establish will be required to meet FDA good manufacturing practices requirements. FDA inspection and approval of manufacturing facilities and quality procedures for a drug are a prerequisite to approval of an NDA for that drug. We may encounter significant delays in obtaining supplies from third-party manufacturers or experience interruptions in our supplies. If we are unable to obtain adequate supplies, our business would be materially adversely affected.

         The raw materials required for the majority of our products are currently available in quantities sufficient to conduct our research, development, preclinical safety and clinical development activities. Certain of our products, such as Annamycin, are new syntheses and, therefore, are not yet available in commercial quantities. We cannot give assurance that the raw materials necessary for the manufacture of our products will be available in sufficient quantities or at a reasonable cost. Complications or delays in obtaining raw materials or in product manufacturing could delay the submission of products for regulatory approval and the initiation of new development programs, which could materially impair our competitive position and potential profitability.

SALES AND MARKETING

         We presently intend to market our products in North America through our own sales and marketing infrastructure or under co-promotion arrangements, and will build our sales and marketing infrastructure in accordance with regulatory submissions. We currently plan to market selected products directly to oncologists, hematologists and infectious disease specialists through a niche sales and marketing force in the United States. Where large market opportunities require large sales forces, we may enter into co-marketing arrangements with, or license marketing rights to, third parties. Our international strategy is to negotiate marketing agreements with pharmaceutical manufacturers and distributors which will entitle us to receive a percentage of net product sales.

         We do not have any experience in sales, marketing or distribution. To market any of our products, we must develop a sales and marketing force with supporting distribution capability or enter into marketing and distribution arrangements with a company that has an established capability. Significant additional expenditures will be required for us to develop these capabilities. We have entered into agreements with Abbott Laboratories and Grupo Ferrer Internacional, S.A. with respect to the marketing and sale of NYOTRAN(R). In addition, we have entered into an agreement with Genzyme Corporation under which Genzyme may acquire the right to market and sell ATRAGEN(R), subject to certain conditions and certain rights retained by us. To the extent that Genzyme does not acquire or we reacquire these marketing rights, we may enter into marketing agreements with one or more other pharmaceutical companies to market ATRAGEN(R). In addition, we may enter into marketing agreements with one or more pharmaceutical companies to market other products that we may develop. To the extent we rely upon licensing, marketing or distribution arrangements with others, any revenues we receive will depend upon the efforts of third parties. We cannot assure that any third party will market our products successfully or that any third-party collaboration will be on terms favorable to us. If any marketing partner does not market a product successfully, our business would be materially adversely affected. We cannot give assurance that we will be able to establish sales, marketing and distribution capabilities or that we or our collaborators will be successful in gaining market acceptance for any products that we may develop. Our failure to establish marketing capabilities or to enter into marketing arrangements with third parties would have a material adverse effect on us.

PATENTS AND PROPRIETARY RIGHTS

         Aronex Pharmaceuticals' ability to commercialize any products will depend, in part, upon its or its licensors' ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing upon the proprietary rights of third parties. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Some of the United States patents and patent applications owned by or licensed to us are method-of-use patents that cover the use of certain compounds to treat specified conditions, and composition-of-matter patents are not available for some of our product candidates. We cannot assure that:

         o the patent applications licensed to or owned by us will result in issued patents;

         o that patent protection will be secured for any particular technology;

         o that any patents that have been or may be issued to us or our licensors will be valid or enforceable;

         o        that any patents will provide meaningful protection to us;

         o        that others will not be able to design around the patents; or

         o that our patents will provide a competitive advantage or have commercial application.

We cannot give assurance that patents owned by or licensed to us will not be challenged by others. We could incur substantial costs in proceedings before the United States Patent and Trademark Office and other regulatory authorities, including interference proceedings. These proceedings could result in adverse decisions about the patentability of our inventions and products as well as about the enforceability, validity or scope of protection afforded by the patents. We are currently involved in an interference proceeding against Sumitomo Pharmaceuticals before the United States Patent and Trademark Office regarding the drug NDDP used in the formula of Platar. Platar consists of the liposomal formulation of the NDDP molecule. Both of the parties claim sole right to the invention. Sumitomo Pharmaceuticals is relying on a Japanese patent for priority. The interference was declared by an examiner to be between a currently pending United States patent application owned by Sumitomo Pharmaceuticals and certain issued patents licensed by us from the University of Texas M.D. Anderson Cancer Center. Should the Patent Office deem the Sumitomo Pharmaceuticals Japanese patent to be first in time over the date relating to our issued patents, our patents may be revoked or alternatively, some of the claims contained in these patents would be revoked. Under these circumstances, we would need to enter into a license agreement to obtain rights to NDDP in order to commercialize the product in the United States. There can be no assurance that we will be able to enter into a license on acceptable terms, if at all. See "-- Cancer -- Platar for Lung Cancer (Institutional Phase
II) and Renal Cell Carcinoma (Institutional Phase II)."

         We cannot give assurance that the manufacture, use or sale of our product candidates will not infringe patent rights of others. We may be unable to avoid infringement of those patents and may be required to seek a license, defend an infringement action, or challenge the validity of the patents in court. We cannot give assurance that a license will be available to us, if at all, upon terms and conditions acceptable to us or that we will prevail in any patent litigation. Patent litigation is costly and time consuming, and we cannot assure that we will have sufficient resources to bring the litigation to a successful conclusion. If we do not obtain a license under such patents, are found liable for infringement, or are not able to have infringing patents declared invalid, we may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring these licenses. We do not believe that the commercialization of our products will infringe upon the patent rights of others. However, we cannot assure that we have identified all or any United States and foreign patents that pose a risk of infringement.

         We also rely upon trade secrets and other unpatented proprietary information in our product development activities. To the extent we rely on trade secrets and unpatented know-how to maintain our competitive technological position, we cannot assure that others may not independently develop the same or similar technologies. We seek to protect trade secrets and proprietary knowledge, in part through confidentiality agreements with our employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information. If our employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to our products, disputes may arise about ownership of proprietary rights to those inventions and processes. These inventions and processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, would have a material adverse effect on us.

         We engage in collaborations, sponsored research agreements, licensing and other arrangements with academic researchers and institutions that have received and may receive funding from United States government agencies. As a result of these arrangements, the United States government or certain third parties have rights in certain inventions developed during the course of the performance of these collaborations and agreements as required by law or the agreements. These rights typically allow the government to use the invention for free on an internal basis and for research and development purposes. None of our inventions are subject to these rights, except for AR209.

         Several bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication, patent term, reexamination, subject matter and enforceability. It is not certain whether any of these bills will be enacted into law or what form new laws may take. Accordingly, the effect of legislative change on our intellectual property estate is uncertain.

GOVERNMENT REGULATION

         Aronex Pharmaceuticals' research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of products, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. The United States Federal Food, Drug and Cosmetic Act and the associated regulations and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Preclinical study and clinical trial requirements and the regulatory approval process take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of our products. Delays or rejections in obtaining regulatory approvals would adversely affect our ability to commercialize any product we develop and our ability to receive product revenues or royalties. If regulatory approval of a product is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed.

         The FDA and other regulatory authorities require that the safety and efficacy of our therapeutic products must be supported through adequate and well-controlled clinical trials. If the results of these clinical trials do not establish the safety and efficacy of our products to the satisfaction of the FDA and other regulatory authorities, we will not receive the approvals necessary to market our products, which would have a material adverse effect on us.

         The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes:

         o        preclinical tests;

         o submission to the FDA of an IND which must become effective before human clinical trials may commence;

         o adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application;

         o        submission of an NDA to the FDA; and

         o FDA approval of the NDA prior to any commercial sale or shipment of the drug.

In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be inspected and approved by the FDA. All manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with current FDA good manufacturing practices.

         Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with the good laboratory practices guidelines established by the FDA for companies conducting research and development on proposed pharmaceutical products. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in the FDA authorization to commence clinical trials or that the lack of an objection means that the FDA will ultimately approve an NDA.

         Clinical trials involve the administration of the investigational new drug to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Also, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution conducting the clinical trials.

         Clinical trials are typically conducted in three sequential phases which may overlap. In Phase I, the initial introduction of the drug to humans, the drug is tested for safety, dosage tolerance, metabolism, distribution and excretion. Phase II involves studies of a limited patient population to gather evidence about the efficacy of the drug for specific targeted indications, dosage tolerance and optimal dosage, and to identify possible adverse effects and safety risks. When a product has shown evidence of efficacy and has an acceptable safety profile in a Phase II evaluation, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at geographically dispersed clinical trial sites. Phase III clinical trials are not always required, however, where the data obtained in Phase II trials is determined to be "pivotal." There can be no assurance that any of our clinical trials will be completed successfully or within any specified time period. We or the FDA may suspend clinical trials at any time.

         We have designed the protocols for our pivotal clinical trials based on analysis of our research, including various parts of its Phase I and Phase II clinical trials. Although copies of our pivotal clinical trial protocols have been submitted to the FDA, there can be no assurance that the FDA, after the results of the pivotal clinical trials have been announced, will not disagree with the design of the pivotal clinical trial protocols. In addition, the FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites, including case report forms and record keeping procedures, and the performance of the protocols by clinical trial personnel to determine compliance with good clinical practices established by the FDA. The FDA also looks to determine that there was no bias in the conduct of clinical trials. The conduct of clinical trials in general and the performance of the pivotal clinical trial protocols is complex and difficult. There can be no assurance that the design or the performance of the pivotal clinical trial protocols will be successful.

         The results of preclinical studies and clinical trials, if successful, are submitted in an NDA to seek FDA approval to market and commercialize the drug product for a specified use. The testing and approval process will require substantial time and effort, and there can be no assurance that any approval will be granted for any product or that approval will be granted according to any schedule. The FDA may deny an NDA if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy of the drug. Moreover, if regulatory approval of a drug product is granted, the approval will be limited to specific indications. There can be no assurance that any of our product candidates will receive regulatory approvals for commercialization.

         The FDA has implemented an accelerated review process for pharmaceutical agents that treat serious or life-threatening diseases and conditions, subject to payment of user fees. When appropriate, we intend to pursue opportunities for accelerated review of our products. We cannot predict the ultimate effect of this review process on the timing or likelihood of FDA review of any of our products.

         Even if regulatory approvals for our products are obtained, our products and the facilities manufacturing our products are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of our products. Each drug manufacturing establishment must be inspected and approved by the FDA. All manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's good manufacturing practices. To supply drug products for use in the United States, foreign manufacturing establishments must comply with the FDA's good manufacturing practices and are subject to periodic inspection by the FDA or by regulatory authorities in those countries under reciprocal agreements with the FDA. In complying with good manufacturing practices, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. We do not have any drug manufacturing capability and must rely on outside firms for this capability. See "-- Manufacturing." The FDA stringently applies regulatory standards for manufacturing. Identification of previously unknown problems with respect to a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.

         Before our products can be marketed outside of the United States, they are subject to regulatory approval similar to FDA requirements in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. No action can be taken to market any drug product in a country until an appropriate application has been approved by the regulatory authorities in that country. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In some countries, the sale price of a drug product must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves any of our products, no assurance can be given that it will approve satisfactory prices for the products.

         Our research and development involves the controlled use of hazardous materials, chemicals, viruses, and various radioactive compounds. Although we believe that our procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, we could be held liable for resulting damages, which could be material to our financial condition and business. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting us may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect us.

         Under the Orphan Drug Act, the FDA may grant "orphan drug" status to therapeutic agents intended to treat a "rare disease or condition," defined as a disease or condition that affects less than 200,000 persons in the United States. Orphan drug status grants the sponsor tax credits for the amounts expended on clinical trials, provided that certain conditions are met, as well as potential marketing exclusivity for four to seven years following approval of the pertinent NDA. We received orphan drug status for ATRAGEN(R) in 1993 for the treatment of acute and chronic leukemia and may request this status for more of its products as part of its overall regulatory strategy. There is no assurance, however, that any of our other products will receive orphan drug status or that the benefits of protection currently afforded by orphan drug status will remain in effect. In addition, any party may obtain orphan drug status with respect to products for which patent protection has expired or is otherwise unavailable. The first party granted marketing approval could prevent other persons from commercializing that product during the period for which exclusivity was granted to that party. Exclusivity granted under the Orphan Drug Act is typically for a four to seven year period.

COMPETITION

         Aronex Pharmaceuticals believes that its products, because of their unique pharmacologic profiles and novel mechanisms of action, will become useful new treatments for cancers and infectious diseases, either as alternatives to or in combination with other pharmaceuticals. We are engaged in pharmaceutical product development characterized by rapid technological progress. Many established biotechnology and pharmaceutical companies, universities and other research institutions with resources significantly greater than ours may develop products that directly compete with our products. Those entities may succeed in developing products, including liposomes and liposomal products, that are safer, more effective or less costly than our products. Even if our products should prove to be more effective than those developed by other companies, other companies may be more successful than us because of greater financial resources, greater experience in conducting preclinical and clinical trials and obtaining regulatory approval, stronger sales and marketing efforts, earlier receipt of approval for competing products and other factors. If we commence significant commercial sales of our products, we or our collaborators will compete in areas in which we have little or no experience such as manufacturing and marketing. There can be no assurance that our products, if commercialized, will be accepted and prescribed by healthcare professionals.

         Some of our competitors are active in the development of proprietary liposomes and in liposomal research and product development to treat cancer and certain fungal infections. Those competitors include The Liposome

Company, Inc., NeXstar Pharmaceuticals, Inc., and SEQUUS Pharmaceuticals, Inc. Each of these companies' products have regulatory approval in the United States and other countries. Any marketing of these and other products that treat disease indications targeted by us could adversely affect the market acceptance of our products as a result of the established market recognition and physician familiarity with the competing product. The presence of directly competitive products could also result in more intense price competition than might otherwise exist, which could have a material adverse effect on our financial condition and results of operations. We believe that competition will be intense for all of our product candidates.

EMPLOYEES

         As of December 31, 1998, we had 93 full time employees, 76 of whom were engaged in research, development, clinical and regulatory affairs and 17 of whom were engaged in marketing, business development and administration. Our employees include two M.D.s, sixteen Ph.D.s, two Pharm.D's and seven R.N.s. We have not experienced any work stoppages and consider relations with our employees to be good.

ADDITIONAL BUSINESS RISKS

We are In an Early Stage of Development, Have a History of Operating Losses, Anticipate Future Losses, May Not Generate Revenues From Product Sales and May Never Become Profitable

         Our business is at an early stage of development. We have not yet generated any revenues from the commercial sale of our products. We cannot assure that we will ever generate revenues from product sales.

         We have incurred losses and have had negative cash flows from operations since inception. We have funded our activities primarily from sales of stock and, to a lesser extent, from revenues under research and development agreements and grants. As of December 31, 1998, our accumulated deficit was $87.4 million. To date, we have dedicated most of our financial resources to the research and development of products, general and administrative expenses, and the prosecution of patents and patent applications.

         We expect to incur operating losses for at least the next several years. This is primarily attributable to our plan to spend substantial amounts on research and development of products, including preclinical studies and clinical trials, and, if we obtain necessary regulatory approvals, on sales and marketing efforts. We cannot assure you that we will ever become profitable or that we will remain profitable if and when we become profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and "-- Liquidity and Capital Resources."

We Will Require Future Capital and Are Uncertain of the Availability or Terms of Additional Funding, Which May Lead to Bankruptcy if Funding Becomes Unavailable, or Dilution or other Adverse Effects to the Value of Your Shares or Rights as a Shareholder Even if Funding is Available

         We will continue to require substantial additional funds for our operations. We expect that our existing financial resources should be sufficient to fund capital and operating requirements into the second quarter of 2000. During this period, we anticipate receiving further payments from Abbott Laboratories under the license agreement for NYOTRAN(R). However, these payments are dependent upon performance and are not guaranteed. In the future, we may need to raise substantial additional capital to fund operations. It is possible that changes in research and development plans, acquisitions or other events will require us to make unexpected large future expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Additional funding may be available in the public or private capital markets and through collaboration agreements with partners. If, however, the results of our clinical trials are not favorable, it will be much more difficult for us to raise additional funds. We do not know if additional funding will be available at all or on acceptable terms. If we are not able to obtain funding, it may be necessary to curtail some or all research and development programs or to obtain funds through arrangements that require us to relinquish rights to some or all of our products or to declare bankruptcy. If we raise funds by selling more stock, share ownership by current stockholders of Aronex Pharmaceuticals will be diluted. In addition, we may grant future investors rights which are superior to those of current stockholders.

Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products

         Before approving a drug for commercial sale as a treatment for a disease, the FDA and other regulatory authorities generally require that the safety and efficacy of a drug be demonstrated in humans. This is provided by showing results from adequate and well-controlled clinical trials in which the drug is used to treat patients suffering from the disease. We cannot predict whether our clinical trials will adequately demonstrate the drug's safety and efficacy or whether the FDA or other regulatory authority will agree with the sufficiency of the trial results. If our clinical trials do not demonstrate the safety or efficacy of our products, or if we otherwise fail to obtain regulatory approval for our products, we will not be able to generate revenues from the commercial sale of our products. See " -- Government Regulation."

Delays in Patient Enrollment May Result in Increased Costs, Program Delays, or Both, to Clinical Trials

         Pivotal clinical trials are very costly and time-consuming. The speed with which we are able to enroll patients in clinical trials is affected by several factors, including the size of the patient population, competing trials, the proximity of patients to clinical sites, and the eligibility criteria for the study. These delays and complications can affect the cost of our clinical trials as well as our ability to complete clinical trials on schedule. See " --Government Regulation."

The FDA Can Impose Other Restrictions On Our Operations that Increase Costs or Delay or Prohibit Sales

         The FDA and other regulatory authorities will continue to review our products and periodically inspect the facilities used to manufacture those products both before and after the grant of regulatory approvals. If the FDA or other regulatory authorities identify problems with a product, manufacturer of our products or its facility, they may impose restrictions that may include warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution. See " -- Government Regulation."

Our Products Must Obtain Regulatory Approval In Other Countries Which Delay or Prohibit Sales

         We and licensees of our products must obtain regulatory approvals in countries other than the United States before marketing products in those countries. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we or our licensees may obtain regulatory approval for a product in a particular country, but then be subject to price regulation that prevents the sale of the product at satisfactory prices. See " -- Government Regulation."

We Experience a Substantial Degree of Uncertainty Relating to Patents that, if Determined to be Unenforceable, Could Result in the Loss of the Patent or Claims Against Us

         Our success will depend to a large extent on our ability to (1) obtain United States and foreign patent protection for drug candidates and processes,
(2) preserve trade secrets and (3) operate without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under these patents are still developing. As a result, our ability to obtain and enforce patents that protect our products is uncertain and involves complex legal and factual questions.

         We also cannot be completely sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for such inventions. Furthermore, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Existing or future patents may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. We cannot assure you that any of our rights under any issued patents will provide sufficient protection against competitive products or otherwise cover commercially valuable products or processes. We may not have identified all United States and foreign patents that pose a risk of infringement. We are also currently involved in certain interference proceedings relating to Platar. See " -- Patents and Proprietary Rights."

We May Incur Substantial Costs and Delays As a Result of Proceedings and Litigation Regarding Patents and Other Proprietary Rights

         Proceedings involving our patents or patent applications could result in adverse decisions about:

         o        the patentability of our inventions and products; and/or

         o the enforceability, validity or scope of protection offered by our patents.

The manufacture, use or sale of our products may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, and fail successfully to defend an infringement action or to have infringing patents declared invalid, we may:

         o        incur substantial money damages;

         o        encounter significant delays in bringing products to market;
                  and/or

         o be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring licenses.

Confidentiality Agreements with Employees and Others May Not Adequately Prevent Disclosure of Trade Secrets and Other Unpatented Proprietary Information, which, if Disclosed, Could Materially Adversely Affect Our Operations or Financial Condition

         Because trade secrets and other unpatented proprietary information are critical to our business, we seek protection through confidentiality agreements with employees, consultants, advisors and collaborators. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could have a material adverse effect on our business, results of operations and financial condition. See " -- Patents and Proprietary Rights."

We Do Not Manufacture Our Own Products And May Not Be Able to Obtain Adequate Supplies, which Could Cause Delays or Reduce Profit Margins

         We do not have the facilities necessary to manufacture products in accordance with FDA good manufacturing practices. As a result, we use contract manufacturers to produce quantities for clinical testing. We have not entered into any agreement with our manufacturers except for (1) periodic purchase orders and (2) Abbott Laboratories who holds an option to manufacture NYOTRAN(R). We do not expect to establish any significant manufacturing capacity in the near future. Instead, we intend to rely on corporate partners and contract manufacturers for the manufacture and supply of our products. Therefore, we may not be able to obtain supplies of products on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our profit margins and ability to develop and deliver products with sufficient speed. See " -- Manufacturing."

Our Products Require Materials that May Not Be Readily Available or Cost Effective, which May Adversely Affect Our Competitive Position or Profitability

         Some of our products, such as Annamycin, are new syntheses and are not yet available in commercial quantities. Raw materials necessary for the manufacture of this and other of our products may not be available in sufficient quantities or at a reasonable cost in the future. Complications or delays in obtaining raw materials or in product manufacturing could delay the submission of products for regulatory approval and the initiation of new development programs, which could materially impair our competitive position and potential profitability. See " --Manufacturing."

We Have No Experience In Sales, Marketing and Distribution and Rely on Third Parties, which May Result in Lower Sales, Higher Costs or Lower Profit Margins

         We anticipate relying on one or more pharmaceutical companies to market our products to customers, and, wherever possible, to retain co-marketing rights in certain markets such as the United States and Canada. Agreements have already been entered into with Abbott Laboratories and Grupo Ferrer Internacional, S.A. for distribution of NYOTRAN(R). We have retained co-marketing rights under the Abbott agreement for a limited period of time. See " -- Collaborative Agreements." To the extent that we use distribution arrangements with third parties to market products, our ability to generate revenues and profits will depend upon the efforts of these third parties.

         We are developing our own sales and marketing capabilities that will require us to make significant expenditures. We may not be successful in establishing sales, marketing and distribution capabilities. In addition, our ability to generate revenues and profits will be reduced or eliminated:

         o if we fail to establish sales, marketing and/or distribution capabilities or enter into arrangements with third parties;

         o if we or new marketing partners fail to market a product successfully;

         o        if physicians do not prescribe our products; or

         o        if patients do not accept our products.

Our Ability to Enter into Collaborative Arrangements Is Critical to Our Successful Development, Sales and Licensing of Products and Potential Profitability

         We are a product development company with limited resources. We do not conduct research and we are just beginning to create a marketing and sales department. Therefore, our present strategy involves entering into arrangements with corporate, government and academic collaborators, licensors, licensees and others. As a consequence, our success may depend in large part on the success of these other parties in performing their responsibilities. Also, we may not be able to establish additional collaborative arrangements or license agreements that are necessary to develop and commercialize products. Even if established, these collaborative or license agreements may not be successful. Some of these collaborative agreements and license agreements provide for milestone payments to us, and others require us to pay milestone payments to others. We may not be able to achieve the milestones that trigger payments to us. In addition, payments by us may not result in the development of marketable products by our collaborators. See " -- Collaborative Agreements."

Competition in The Biotechnology and Pharmaceutical Industries May Result in Competing Products, Superior Marketing of Other Products and Lower Revenues or Profits for Us

         We believe that competition will be intense for all of our product candidates. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms, and universities and other research institutions. Many of these competitors have greater financial and other resources than we do. These competitors may succeed in developing products that are safer, more effective or less costly than our products. Even if our products prove to be more effective than those developed by our competitors, our competitors may be more successful because of greater financial resources, greater experience in conducting preclinical and clinical trials and obtaining regulatory approval, stronger sales and marketing efforts, earlier receipt of approval for competing products and other factors.

         Some of our competitors are active in the development of proprietary liposomes and in liposomal research and product development to treat cancer and certain fungal infections. Some of these companies' products have regulatory approval in the United States and other countries. Any marketing of these and other products that treat diseases targeted by us could reduce the market acceptance of our products. The presence of directly competitive products could also result in intense price competition, which could reduce our revenues and profits. See " --Competition."

We May Not Be Able to Keep Up With The Rapid Technological Change in the Biotechnology and Pharmaceutical Industries, Which Could Make Our Products Obsolete

         Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. We expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any compounds, products or processes that we develop may become obsolete before we recover expenses incurred in developing those products.

Our Success May Depend on Third-Party Reimbursement of Patients' Costs for Our Products

         Our ability to commercialize products successfully will depend in part on the extent to which various third parties are willing to reimburse patients for the costs of our products and related treatments. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payors are increasingly challenging the prices charged for medical products and services. Accordingly, if less costly drugs are available, third-party payors may not authorize or may limit reimbursement for our products, even if they are safer or more effective than the alternatives. In addition, the trend toward managed healthcare and government insurance programs could result in lower prices and reduced demand for our products. Cost containment measures instituted by healthcare providers and any general healthcare reform could affect our ability to sell products and may have a material adverse effect on us.

         We cannot predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect any legislation or regulation might have on our business.

Our Activities Involve the Use of Hazardous Materials, which Subject Us to Regulation, Related Costs and Delays and Potential Liabilities

         Our activities involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although we believe that our procedures for handling and disposing of these materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with and substantial fines or penalties if we violate any of these laws or regulations.

Our Business has a Substantial Risk that Product Liability Claims and Insurance May be Expensive or Unavailable

         We may be subject to product liability claims if the use of our products is alleged to injure subjects or patients. This risk exists for products tested in human clinical trials as well as products that are approved to be sold commercially. Product liability claims could result in a recall of products or a change in the indications for which they may be used. We presently have product liability insurance coverage for claims arising from the use of our products in clinical trials; however, this insurance may not be adequate to cover all potential claims. Furthermore, product liability insurance is becoming increasingly expensive. As a result, we may not be able to maintain current amounts of insurance coverage, obtain additional insurance for clinical trials or for commercial sales or obtain insurance at a reasonable cost or in sufficient amounts to protect against losses that could have a material adverse effect on us.

We Depend on Key Personnel and Competition for Qualified Personnel is Intense, which Could Result in Delays or Additional Costs

         We believe that our ability to successfully implement our business strategy is highly dependent on our management and scientific team. The loss of services of one or more of our executive officers might hinder the achievement of our development objectives. We are also highly dependent on our ability to hire and retain qualified scientific and technical personnel. The competition for these employees is intense. We may not be able to continue to hire and retain the qualified personnel that we need for our business. Loss of the services of or failure to recruit key scientific and technical personnel could substantially hurt us and our product development efforts.

Contingent Stock Rights Could Result in Subsequent Dilution to Net Tangible Book Value of Shares

         Pursuant to the terms of our 1995 merger with Triplex Pharmaceutical Corporation, we are obligated to issue shares of common stock to certain of their former security holders if our board of directors determines that data from clinical trials of Zintevir(R) on or before September 11, 2000 is sufficient to file a new drug application with the FDA. If that event occurs, these rights will result in the issuance of up to an aggregate of $5.0 million of common stock. These shares will be valued at the current market value of the common stock at the time the event requiring issuance of the shares occurs. As a result, current shareholders could experience further dilution in the net tangible book value per share.

Year 2000 Issues May Result in Unanticipated Costs or Adverse Effects on Operations

         Many currently installed systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with these "Year 2000" requirements. We are in the process of working with our software vendors to ensure that the software that we have licensed from third parties will operate properly in the year 2000 and beyond. In addition, we are working with our external suppliers, service providers and corporate partners to ensure that they and their systems will be able to support our needs and, where necessary, interoperate with our server and networking hardware and software infrastructure in preparation for the year 2000. We do not anticipate that we will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problems of ours, our customers or vendors could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

ITEM 2.  PROPERTIES

         Our corporate offices and laboratories are located in a 30,000 square foot leased building located at 8707 Technology Forest Place in The Woodlands, a suburb of Houston, Texas. The lease for this facility expires in 2008, and we have renewal options to extend the lease to 2018. Our lease provides an option to add 40,000 square feet at the then-current market rate. We consider that the current facilities will be suitable for our needs for the foreseeable future. We do not intend to develop any internal manufacturing facilities in the near future.

ITEM 3.  LEGAL PROCEEDINGS

         We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Aronex Pharmaceuticals' common stock is traded on the Nasdaq National Market under the symbol "ARNX." The last sale price of the common stock as reported on the Nasdaq National Market on March 25, 1999, was $2.50 per share. At December 31, 1998, there were approximately 200 holders of record and approximately 4,400 beneficial owners of our common stock. The following table sets forth the range of high and low sales prices per share of common stock, as reported on the Nasdaq National Market, during the periods presented.

YEAR ENDED DECEMBER 31, 1997:                           HIGH        LOW
                                                     --------     ---------
   1st Quarter.....................................  $ 10 1/8     $ 5 1/8
   2nd Quarter.....................................     6 7/8       3
   3rd Quarter.....................................     7 5/8       3 5/8
   4th Quarter.....................................     7 1/4       3 11/16

YEAR ENDED DECEMBER 31, 1998:
   1st Quarter.....................................  $  4 3/4       3
   2nd Quarter.....................................     4 7/8       3 1/16
   3rd Quarter.....................................     4           2
   4th Quarter.....................................     4 3/4       1 11/16

DIVIDENDS

         Aronex Pharmaceuticals has never paid cash dividends on the common stock. We currently intend to retain earnings, if any, to support the development of our business and do not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below are derived from Aronex Pharmaceuticals' financial statements as of and for each of the years in the five-year period ended December 31, 1998, which have been audited by Arthur Andersen LLP, independent public accountants. On September 11, 1995, we acquired Triplex Pharmaceutical Corporation and Oncologix, Inc. This transaction was accounted for under the purchase method of accounting. The selected financial data prior to September 11, 1995 represent the operations and balance sheet data of Aronex Pharmaceuticals, while the selected financial data from and after September 11, 1995 represent the combined operations and balance sheet data of the merged companies. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Aronex Pharmaceuticals' financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                           YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                            1994        1995        1996        1997        1998
                                          --------    --------    --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Research and development grants
        and contracts .................   $    197    $  1,248    $  2,670    $    841    $  6,737
   Interest income ....................        534         452       1,692       2,059       1,265
                                          --------    --------    --------    --------    --------
        Total revenues ................        731       1,700       4,362       2,900       8,002
Expenses:
   Research and development ...........      7,637       8,347      10,357      13,993      22,793
   Purchase of in-process research
        and development ...............         --       8,383         242       3,000          --
   General and administrative .........      1,950       2,215       1,620       2,641       3,354
   Interest expense and other .........        196         184         173         257          86
                                          --------    --------    --------    --------    --------
        Total expenses ................      9,783      19,129      12,392      19,891      26,233
                                          --------    --------    --------    --------    --------
Net loss ..............................   $ (9,052)   $(17,429)   $ (8,030)   $(16,991)   $(18,231)
                                          ========    ========    ========    ========    --------
Basic and diluted loss per share ......   $  (1.76)   $  (2.69)   $  (0.62)   $  (1.14)   $  (1.17)
                                          ========    ========    ========    ========    ========
Weighted average shares used in
   computing basic and diluted loss
   per share ..........................      5,153       6,488      13,048      14,896      15,571

                                                           YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                            1994        1995        1996        1997        1998
                                          --------    --------    --------    --------    --------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-
   term and long-term investments .. .    $ 10,019    $ 12,015    $ 41,388    $ 29,954    $ 20,390
Total assets ........................       12,958      15,530      44,281      32,125      23,045
Total long-term obligations .........        1,218       1,574         146           6       1,012
Deficit accumulated during
   development stage ................      (26,754)    (44,183)    (52,213)    (69,204)    (87,435)
Total stockholders' equity ..........       10,660      11,994      40,477      27,379      13,610

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes contained elsewhere herein.

OVERVIEW

         Since its inception in 1986, Aronex Pharmaceuticals has primarily devoted its resources to fund research, drug discovery and development. Aronex Pharmaceuticals has been unprofitable to date and expects to incur substantial operating losses for the next several years as it expends its resources for product research and development, preclinical and clinical testing and regulatory compliance. Aronex Pharmaceuticals has sustained losses of approximately $87.4 million through December 31, 1998. The company's research and development activities and operations have been financed primarily through public and private offerings of securities. The company's operating results have fluctuated significantly during each quarter, and we anticipate that these fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

RESULTS OF OPERATIONS

         Years Ended December 31, 1997 and 1998

         Revenues from research and development grants and contracts increased 697% to $6.7 million in 1998, from $841,000 in 1997. This increase was due primarily to $6.2 million in milestone and development payments received from Abbott Laboratories in the fourth quarter of 1998.

         Interest income decreased 39% to $1.3 million in 1998, from $2.1 million in 1997. The decrease in interest income resulted from a decrease of funds available for investment.

         Research and development expenses increased 63% to $22.8 million in 1998, from $14 million in 1997. The increase in research and development expenses resulted in an increase of $8.8 million in the medical affairs department costs in 1998 primarily from:

         o an increase of $6.1 million in clinical trials for our lead product NYOTRAN(R);

         o        an increase of $486,000 in clinical trials for ATRAGEN(R);
                  and

         o        an increase of $1.4 million in salaries and payroll costs.

In 1998, the number of personnel in this department increased significantly from the same period in 1997. The majority of the personnel added was attributable to the development of NYOTRAN(R).

         The $3.0 million in cost incurred for the purchase of in-process research and development in the third quarter of 1997 related to a non-cash issuance of common stock under the contingent stock rights issued in the merger with Triplex. An aggregate of 686,472 shares of common stock with an aggregate value of $3.0 million were issued under the Triplex contingent stock rights because equity milestone payments of $5.0 million were not received from Genzyme relating to ATRAGEN(R) on or before September 11, 1997.

         General and administrative expenses increased 31% to $3.4 million in 1998, from $2.6 million in 1997. The increase in general and administrative expenses resulted primarily from:

         o        an increase of $290,000 in salaries and payroll costs;

         o an increase of $110,000 relating to business development activities;

         o an increase of $78,000 in investor and public relations expenses; and

         o the addition of $261,000 in marketing expenses, relating primarily to ATRAGEN(R), in 1998.

Several new administrative positions were added during the second half of 1997, including a Chief Executive Officer was added in the fourth quarter of 1997. Additionally, the former President, who resigned in January 1998, was entitled to certain severance payments in accordance with his termination and severance agreement. These severance payments, which continued through January 1999, were recorded as compensation expense in the first quarter of 1998.

         Interest expense and other decreased 67% to $86,000 in 1998, from $257,000 in 1997. The decrease in interest expense and other resulted primarily from a loss of $200,000 in 1997 from the disposition of equipment and leasehold improvements that had been used in research activities eliminated in early 1997, as well as a decrease in interest expense for the first half of 1998 resulting from a reduction in the average amount of capital lease obligations and indebtedness used to fund the acquisition of laboratory equipment.

         Net loss increased 7% to $18.2 million in 1998, from $17 million in 1997. The increase in net loss resulted primarily from the increase in research and development expenses offset by an increase in revenues.

         Years Ended December 31, 1996 and 1997

         Research and development grants and contracts decreased 70% to $0.8 million in 1997, from $2.7 million in 1996. The decrease in 1997 research and development grants and contracts was due primarily to the following factors:

         o we received no revenues from Hoechst Marion Roussel, Inc. in 1997 compared with $1.3 million in revenues from Hoechst in 1996, as a result of the expiration of the research and development agreement with Hoechst at the end of 1996;

         o we received no revenues under its collaborative agreement with Genzyme during 1997 as compared with $576,000 in revenues under the Genzyme agreement in 1996, as a result of the termination of Genzyme's funding obligations under the agreement; and

         o we received $166,000 in revenues under a research and development agreement with Targeted Genetics in 1997 as compared with $597,000 in revenues from Targeted Genetics in 1996, as a result of the expiration of the agreement with Targeted Genetics in the second quarter of 1997.

The decrease in research and development grants and contracts in 1997 was partially offset by the receipt in 1997 of $250,000 under the license agreement with Hoffman-LaRoche and an additional $250,000 under a new license agreement with Genzyme relating to gene therapy.

         Interest income increased 24% to $2.1 million in 1997 from $1.7 million in 1996, due primarily to an increase of funds available for investment during the first half of 1997 resulting from cash received from a public offering of common stock completed in May 1996.

         Research and development expenses increased 35% to $14.0 million in 1997, from $10.4 million in 1996. This increase in research and development expenses was due primarily to:

         o an increase of $1.2 million in clinical investigation costs relating mostly to NYOTRAN(R);

         o an increase of $1.6 million in salaries and payroll costs, including costs relating to the hiring of senior pharmaceutical development and medical affairs executives;

         o an increase of $687,000 in drug materials and manufacturing costs, relating mainly to NYOTRAN(R) and Zintevir(R); and

         o an increase of $678,000 in outside pharmacology studies, relating mainly to ATRAGEN(R).

These increases were partially offset by a decrease of $1.2 million in research expenses resulting from the elimination of the majority of internal research efforts in the second quarter of 1997, relating in part to the termination of research funding from Hoechst.

         The costs of $3.0 million incurred for the purchase of in-process research and development in 1997 related to a non-cash research and development charge incurred in the issuance of 686,472 shares of common stock, with an aggregate fair market value at the time of issuance of $3.0 million, under the Triplex contingent stock rights issued in the Triplex merger. The issuance of such shares under the Triplex contingent stock rights was required because equity milestone payments of $5.0 million were not received from Genzyme relating to ATRAGEN(R) on or before September 11, 1997. In-process research and development costs of $242,000 in 1996 represent charges incurred relating to our 1995 mergers with Triplex and Oncologix, including the non-cash settlement of a lawsuit filed by certain stockholders of Oncologix as a result of the mergers in September 1995.

         General and administrative expenses increased 63% to $2.6 million in 1997 from $1.6 million in 1996. The increase in general and administrative expenses was primarily due to the following:

         o an increase of $721,000 in salaries and payroll costs, including costs relating to the hiring of a new Chief Executive Officer and a Vice President of Marketing and Business Development; and

         o an increase of $195,000 in stock and stock option compensation expense.

         Aronex Pharmaceuticals' net loss increased 111% to $16.9 million in 1997 from $8.0 million in 1996. The increase was primarily a result of the following:

         o an increase of $3.6 million in research and development expenses due to increased salaries and payroll costs and other expenses relating to advancing products;

         o a $3.0 million charge relating to the issuance of shares of common stock under the Triplex contingent stock rights;

         o an increase of $1.0 million in general and administrative expenses relating mainly to increased salaries and payroll costs, including salary and hiring costs for several new positions; and

         o a decrease of $1.9 million in research and development grants and contracts, attributable primarily to the loss of revenues from the Hoechst agreement.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

         On September 11, 1995, Aronex Pharmaceuticals acquired two development-stage companies, Triplex Pharmaceutical Corporation and Oncologix, Inc. These acquisitions were accounted for under the purchase method of accounting in which the aggregate purchase price was allocated to tangible and intangible assets acquired based on their relative fair values as of the date of the transaction. We allocated approximately $2.8 million of the purchase price for Triplex and $5.6 million of the purchase price for Oncologix to in-process research and development. Aronex Pharmaceuticals' valuation of the research and development acquired considered:

         o the current scientific and development status of the projects;

         o the expected amount of time and resources required to complete the projects;

         o the probability of obtaining collaborators to help finance and develop the projects; and

         o        the potential market for the projects.

         Our ability to commercialize the products acquired is affected by several risks. These risks include:

         o the successful filing and acceptance by the FDA of the Investigational New Drug application;

         o        the completion of all stages of clinical trials;

         o the submission of data for the approval of a new drug application, including the demonstration of safety and efficacy;

         o the ability to enter into collaborative arrangements to fund the future development of the acquired products; and

         o        the ability to manufacture the acquired products. See
                  "Business."

         At the time of acquisition, Triplex's major focus was the development of a new class of drugs to treat serious diseases where currently available therapy was inadequate or non-existent. Triplex had, at that time, one compound, Zintevir(R), that was at an advanced preclinical stage of development. Triplex also had a number of other compounds in early stages of preclinical development. Zintevir(R) was being developed for the treatment of HIV infection. At the time of acquisition, laboratory tests had shown that Zintevir(R) inhibited the viral replication of certain HIV-infected cells and Triplex was performing work to determine its properties. Additional preclinical and manufacturing work was required to enter clinical trials.

         In order for Zintevir(R) to become a marketable product, it will be necessary to conduct several clinical trials and to improve the manufacturing of the product. We anticipate that it will take 3 to 5 years to complete the development of Zintevir(R). We estimate it will cost several million dollars to complete early-stage clinical trials and to manufacture the necessary drug for these trials. If results from the early-stage clinical trial currently being conducted are positive, we expect the potential market value of Zintevir(R) to be adequate to receive financial support through collaborators to complete further development. We began a Phase I clinical trial for Zintevir(R) in October 1995 and expect to complete a Phase I/II trial in 1999. Subsequent to the acquisition, we expended approximately $3 million for the development of Zintevir(R). We will evaluate the results of the Phase I/II clinical trial and do not intend to progress into additional development of Zintevir(R) unless another company agrees to fund the additional development work. If funding is obtained and the results of Phase I/II clinical trials are satisfactory, we estimate it will require an additional $50 million over 3 to 5 years to complete the development of Zintevir(R). See "Business --Infectious Diseases -- Zintevir(R) for HIV Infection (Phase I/II)."

         At the time of acquisition, Oncologix was engaged in the research and development of drugs for the treatment of cancer. Aronex Pharmaceuticals acquired the Oncologix projects to complement its existing product portfolio. The Oncologix compounds were licensed by Oncologix from other companies, and were at a preclinical or early clinical stage. Additional clinical trials and laboratory work were necessary to complete the development of these compounds. After the acquisition, in order to determine the best way to complete development, Aronex Pharmaceuticals devoted limited scientific resources to review the preclinical and clinical data on these projects. The majority of effort expended by us was to identify other companies who would be interested in funding these projects. One collaborative agreement was entered into relating to the projects acquired from Oncologix. In 1996, we entered into a license agreement with Hoffman-LaRoche related to the compound AR209, which was being developed for breast cancer. Under the agreement, Hoffman-LaRoche was responsible for funding the costs of all remaining preclinical and clinical development of AR209. Hoffman-LaRoche paid Aronex Pharmaceuticals a license fee when the agreement was entered into and an annual license fee in 1997. The agreement was terminated without cause by Hoffman-LaRoche in September 1998 when they stopped development. Rights to AR209 have returned to Aronex Pharmaceuticals. Aronex Pharmaceuticals has ceased further development of AR209 until funding from a corporate partner is obtained. We estimate it would require an additional $25 to $40 million and take 5 to 8 years to complete the development of AR209 for cancer therapies. The license of other compounds by Oncologix has not been maintained by Aronex Pharmaceuticals.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Aronex Pharmaceuticals' primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. We have raised an aggregate of approximately $78 million from the sale of equity securities from the company's inception through December 31, 1998. In July 1992, we raised net proceeds of approximately $10.7 million in the initial public offering of its common stock. In September 1993, we entered into a collaborative agreement with Genzyme Corporation relating to the development and commercialization of ATRAGEN(R), in which we received net proceeds of approximately $4.5 million from the sale of common stock to Genzyme. In November 1993, Aronex Pharmaceuticals raised net proceeds of approximately $11.5 million and in May 1996, Aronex Pharmaceuticals raised net proceeds of approximately $32.1 million in public offerings of common stock. From October 1995 through December 31, 1998, we received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in its 1995 merger with Oncologix. In November 1998, Aronex Pharmaceuticals entered into a license agreement with Abbott Laboratories relating to NYOTRAN(R), in which Abbott purchased 837,989 shares of common stock for $3.0 million. Through February 28, 1999, the company received an additional $8.4 million in up-front and milestone payments from Abbott, all of which payments are non-refundable. In February 1999, Aronex Pharmaceuticals raised net proceeds of approximately $11.8 million in a public offering of 6,000,000 shares of its common stock.

         In September 1996, Genzyme advanced us $2.0 million relating to a $5.0 million equity milestone. Early in 1997, the agreement was amended through which: (1) we released Genzyme was from any further obligation to perform development work for ATRAGEN(R) and (2) the license granted to Genzyme under the agreement was converted to an option to acquire the right to market and sell ATRAGEN(R) worldwide. We retained co-promotion rights in the United States. If Genzyme had exercised its option, Genzyme would have been required to pay us $3.0 million and product royalties and would have been entitled to retain the $2.0 million advance. In March 1999 Genzyme notified us that they do not intend to exercise their option. As a result of the election, we have reacquired full marketing rights to ATRAGEN(R) on a worldwide basis and we are obligated to repay Genzyme the $2.0 million advance by April 24, 1999 and to pay product royalties, including $500,000 in minimum royalties by April 24, 2000.

         The majority of Aronex Pharmaceuticals' development activities are committed on a short-term, as-needed basis through contracts and purchase orders. These arrangements can be changed based on the company's needs and development activities. Aronex Pharmaceuticals has contracted with certain clinical research organizations to conduct its non-United States clinical trials for NYOTRAN(R) in the following indications: cryptococcal meningitis, presumed fungal infections and Aspergillus. The remaining amount projected to be expended to complete the clinical research organizations' activities with respect to those indications is approximately $2.0 million. The agreements provide that Aronex Pharmaceuticals can terminate them at any time, should either its financial situation, or the results of the studies, require it. Nonetheless, we intend to continue to engage clinical research organizations in the future to monitor the company's various clinical trials in non-United States countries.

         Aronex Pharmaceuticals' primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials and general and administrative expenses. Cash of $12.4 million and $10.7 million was used in operating activities during 1998 and 1997. The company had cash, cash-equivalents and short-term and long-term investments of $20.4 million as of December 31, 1998, consisting primarily of cash and money market accounts, and United States government securities and investment grade commercial paper.

         Aronex Pharmaceuticals has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. Aronex Pharmaceuticals has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained.

         We expect that Aronex Pharmaceuticals' existing financial resources should be sufficient to fund its capital requirements into the second quarter of 2000. During this period, we anticipate receiving further payments from Abbott Laboratories under the license agreement for NYOTRAN(R); however, these payments are dependent upon performance and are not guaranteed. In the future, we may need to raise substantial additional capital to fund the Company's operations.

         Aronex Pharmaceuticals has experienced significant increases in accounts payable and accrued payroll since 1996, primarily as a result of the increased development activities relating to our two late-stage products. We anticipate that the amounts expended for these items in the future will continue to correspond with its development activities. If the volume of development activities decreases, there will be a decrease in outstanding payables and a decrease in our liquidity position. We expect that our expenses relating to development activities will fluctuate from quarter to quarter over the next few years as the company has not yet generated revenues from product sales. Also, we have typically obtained debt financing when necessary for equipment, furniture and leasehold improvement requirements. In 1998, Aronex Pharmaceuticals' capital requirements increased with the move into new facilities. As a result, the company borrowed $1.4 million in 1998 to finance its requirements in this new facility. We expect that Aronex Pharmaceuticals will continue to incur additional debt to meet its capital requirements from time to time in the future, based on our financial resources and needs.

         Aronex Pharmaceuticals' capital requirements will depend on many factors, including the risk factors more completely described under "Business -- Additional Business Risks" above. These factors include:

         o problems, delays, expenses and complications frequently encountered by development stage companies;

         o the progress of our research, development and clinical trial programs;

         o the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements;

         o the costs and timing of seeking regulatory approvals of our products;

         o        our ability to obtain regulatory approvals;

         o        the success of our sales and marketing programs;

         o the costs of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and

         o changes in economic, regulatory or competitive conditions of our planned business.

Estimates about the adequacy of funding for our activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to our products can be conducted at projected costs. There can be no assurance that changes in our research and development plans, acquisitions, or other events will not result in accelerated or unexpected expenditures.

         To satisfy Aronex Pharmaceuticals' capital requirements, we may seek to raise additional funds in the public or private capital markets. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our current or future clinical trials are not favorable. We may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any funding will be available to us on favorable terms or at all. If adequate funds are not available, we may be required to curtail significantly one or more of the company's research or development programs, or we may be required to obtain funds through arrangements with future collaborative partners or other parties that may require us to relinquish rights to some or all of our technologies or products. If we are successful in obtaining additional financing for the company, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common stock.

YEAR 2000

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

         We are in the process of assessing all of Aronex Pharmaceuticals' financial and operational systems and equipment to ensure year 2000 compliance. We have completed our initial review of our financial and operational systems and equipment, with the exception of certain personal computer and network hardware which we are continuing to assess. Except for the personal computer and network hardware that remains under assessment, the company has either obtained certifications as to year 2000 compliance from vendors or has tested the year 2000 compliance of substantially all its systems and equipment, and has taken the steps it believes will be necessary to remediate year 2000 problems associated with the systems and equipment that it determined not to be year 2000 compliant. We plan to complete our assessment of the company's financial and operational systems and equipment in the first quarter of 1999. We believe that the potential impact, if any, of our systems not being year 2000 compliant could result in the loss of data, which is available in hard-copy, that would have to be re-entered. We believe that any loss of computer data will not materially affect our ability to continue its research and development activities or have a material adverse effect on the company's business, results of operations or financial condition. However, this potential loss of data could result in a material delay in completing clinical studies of our products which could have a material adverse effect on the company's business, results of operations and financial condition.

         We are in the process of contacting Aronex Pharmaceuticals' consultants and other suppliers of goods and services, as well as its corporate partners, to assess the possible impact of year 2000 compliance of their systems and equipment on us. We plan to complete our assessment of these matters by July 31, 1999. We believe that the potential impact, if any, of the systems of our consultants (including clinical research organizations and hospitals), suppliers and corporate partners not being year 2000 compliant could result in the loss of data, which is available in hard-copy, that would have to be re-entered. Any loss of computer data will not materially affect our ability to continue the company's research and development activities. However, this potential loss of data could result in a material delay in completing clinical studies of our products which could have a material adverse effect on our business, results of operations and financial condition.

         Based on our assessments and remediation efforts to date, we do not anticipate that the company will incur any significant costs relating to the assessment and remediation of year 2000 issues. To date, we estimate that the company has spent less than $25,000 in reviewing and remediating year 2000 issues and that total expenditures incurred in completing our review and remediation efforts will not exceed $100,000. However, there can be no assurance that planned expenditures for these efforts will not exceed such amount should unforeseen complications arise during such review and assessment or as a result of our remediation efforts or those of our vendors, consultants or partners. Such expenditures are budgeted as part of the company's operating expenses. Also, there can be no assurance that we or our consultants, suppliers and corporate partners will successfully be able to identify and remedy all potential year 2000 problems or that a system failure resulting from a failure to identify any problems would not have a material adverse effect on the company.

         We have developed and are implementing a contingency plan of maintaining all data that is generated or collected by it or its collaborators, including clinical research organizations, hospitals, physicians, consultants and others, in hard-copy. Any loss of data due to year 2000 problems could be re-entered manually. We also maintain all of our accounting records in hard copy so that Aronex Pharmaceuticals can continue to manually pay vendors, employees, consultants and collaborators in the event that its accounting software or other computer programs or systems malfunction due to the year 2000 issue. We also have keys to the doors of our facilities to enable us to gain access to our laboratory and offices in the event that the building's security systems malfunction. We are continuing to review these and related operational requirements in order to complete our contingency plan for Aronex Pharmaceuticals' non-critical business functions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this Item are incorporated under
         Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item as to the directors and executive officers of Aronex Pharmaceuticals is hereby incorporated by reference from the information appearing under the captions "Proposals-Proposal
I: Election of Directors" and "Company Information -- Executive Officers" in Aronex Pharmaceuticals' definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") within 120 days of the end of Aronex Pharmaceuticals' fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item as to the management of Aronex Pharmaceuticals is hereby incorporated by reference from the information appearing under the captions "Company Information -- Executive Compensation" and " -- Director Compensation" in Aronex Pharmaceuticals' definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of Aronex Pharmaceuticals' fiscal year ended December 31, 1998. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in Aronex Pharmaceuticals' proxy statement under the sub-heading "Company Information -- Report of the Compensation Committee" and " -- Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item as to the ownership by management and others of securities of Aronex Pharmaceuticals is hereby incorporated by reference from the information appearing under the caption "Stock Ownership of the Company's Largest Stockholders and Management" in Aronex Pharmaceuticals' definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of Aronex Pharmaceuticals' fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item as to certain business relationships and transactions with management and other related parties of Aronex Pharmaceuticals is hereby incorporated by reference to such information appearing under the caption "Transactions with Affiliates" in Aronex Pharmaceuticals' definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of Aronex Pharmaceuticals' fiscal year ended December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)    Documents Filed as Part of This Report

   (a)(1) FINANCIAL STATEMENTS

          See Index to Financial Statements on Page F-1 of this report.

   (a)(3) EXHIBITS

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
  3.1        Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Aronex Pharmaceuticals' Quarterly
             Report on Form 10-Q for the quarterly period ending June 30, 1997
             (the "June 1997 Form 10-Q")).

  3.2        Restated Bylaws (incorporated by reference to Exhibit 3.2 to
             Aronex Pharmaceuticals' Registration Statement on Form S-1 (No.
             33-47418) (the "1992 Registration Statement"), as declared effective by the Commission on July 10, 1992).

  4.1 Specimen certificate for shares of Common Stock, par value $0.001 per share (incorporated by reference to Exhibit 4.1 to Aronex
             Pharmaceuticals' Annual Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).

  10.1       Registration Rights Agreement dated August 2, 1989, by and among
             Aronex Pharmaceuticals and certain of its stockholders
             (incorporated by reference to Exhibit 10.2 to the 1992
             Registration Statement).

  10.2       First Amendment to Registration Rights Agreement dated April 18,
             1990, by and among Aronex Pharmaceuticals and certain of its stockholders (incorporated by reference to Exhibit 10.3 to the 1992 Registration Statement).

  10.3       Second Amendment to Registration Rights Agreement dated October
             31, 1991, by and among Aronex Pharmaceuticals and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the 1992 Registration Statement).

  10.4       Third Amendment to Registration Rights Agreement dated September
             10, 1993, among and certain of its stockholders (incorporated by reference to Exhibit 10.24 to Aronex Pharmaceuticals' Registration
             Statement on Form S-1 (No. 33-71166) (the "1993 Registration
             Statement"), as declared effective by the Commission on November
             15, 1993).

  10.5       Fourth Amendment to Registration Rights Agreement dated January
             20, 1994, among Aronex Pharmaceuticals and certain of its stockholders (incorporated by reference to Exhibit 10.28 to Aronex
             Pharmaceuticals' Annual Report on Form 10-K for the year ended
             December 31, 1993 (the "1993 Form 10-K")).

  10.6+ Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the June 1997 Form 10-Q).

  10.7+      Amended and Restated 1993 Non-Employee Director Stock Option
             Plan (incorporated by reference to Exhibit 10.2 to the June 1997
             Form 10-Q).

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------

  10.8+      1998 Stock Option Plan (incorporated by reference to Exhibit
             10.1 to Aronex Pharmaceuticals' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (the "June 1998 Form
             10-Q")).

  10.9       Exclusive License Agreement dated October 15, 1986, between Aronex
             Pharmaceuticals, The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center
             (incorporated by reference to Exhibit 10.8 to the 1992
             Registration Statement).

  10.10      Research and Development Contract dated October 1, 1986, between
             Aronex Pharmaceuticals, The University of Texas System Board of
             Regents and The University of Texas M.D. Anderson Cancer Center, together with amendments and extensions thereto (incorporated by reference to Exhibit 10.9 to the 1992 Registration Statement).

  10.11      Exclusive License Agreement dated July 1, 1988, between Aronex
             Pharmaceuticals, The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center, together with amendments and extensions thereto (incorporated by reference to Exhibit 10.10 to the 1992 Registration Statement).

  10.12      Research and Development Contract dated July 1, 1988, between
             Aronex Pharmaceuticals, The University of Texas System Board of
             Regents and The University of Texas M.D. Anderson Cancer Center, together with amendments and extensions thereto (incorporated by reference to Exhibit 10.11 to the 1992 Registration Statement).

  10.13 Amendment No. 2 to Exclusive License Agreement dated July 9, 1993, among Aronex Pharmacueticals, The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center
             (incorporated by reference to Exhibit 10.20 to the 1993
             Registration Statement).

  10.14      Sponsored Laboratory Study Agreement dated July 9, 1993, between
             Aronex Pharmaceuticals and The University of Texas M.D. Anderson
             Cancer Center (incorporated by reference to Exhibit 10.21 to the 1993 Registration Statement).

  10.15      Technology Transfer Agreement dated July 18, 1989, among Triplex
             Pharmaceutical Corporation and Baylor College of Medicine, BCM
             Technologies, Inc., Michael Edward Hogan and Donald Joseph Kessler
             (incorporated by reference to Exhibit 10.61 to Aronex
             Pharmaceuticals' Registration Statement on Form S-4 (No. 33-91584) dated July 24, 1995 (the "Merger Registration Statement")).

  10.16      Form of Key Management Proprietary Information and Inventions and
             Noncompetition Agreement (incorporated by reference to Exhibit
             10.23 to the 1992 Registration Statement).

  10.17      Form of Proprietary Information and Inventions Agreement
             (incorporated by reference to Exhibit 10.24 to the 1992
             Registration Statement).

  10.18      Stock Purchase Warrant dated March 29, 1990, from Aronex
             Pharmaceuticals in favor of MMC/GATX Partnership No.1
             (incorporated by reference to Exhibit 10.28 to the 1992
             Registration Statement).

  10.19      Common Stock Purchase Warrant dated June 28, 1993 from Aronex
             Pharmaceuticals in favor of MMC/GATX Partnership No. 1
             (incorporated by reference to Exhibit 10.22 to the 1993 Form
             10-K).

  10.20      Common Stock Purchase Warrant dated March 21, 1994 from Aronex
             Pharmaceuticals in favor of MMC/GATX Partnership No. 1
             (incorporated by reference to Exhibit 10.4 to Aronex
             Pharmaceuticals' Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "March 1994 Form 10-Q")).

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
  10.21      License and Development Agreement dated September 10, 1993, between Aronex Pharmaceuticals and Genzyme Corporation
             (incorporated by reference to Exhibit 10.22 to the 1993
             Registration Statement).

  10.22      Common Stock Purchase Agreement dated September 10, 1993, between
             Aronex Pharmaceuticals and Genzyme Corporation (incorporated by reference to Exhibit 10.23 to the 1993 Registration Statement).

  10.23      Amendment No. 2 to License and Development Agreement dated
             September 10, 1996, between Aronex Pharmaceuticals and Genzyme
             Corporation (incorporated by reference to Exhibit 10.1 to Aronex
             Pharmaceuticals' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (the "September 1996 Form
             10-Q")).

  10.24      Amendment No. 2 to Stock Purchase Agreement dated September 10,
             1996, between Aronex Pharmaceuticals and Genzyme Corporation
             (incorporated by reference to Exhibit 10.2 to the September 1996
             Form 10-Q).

  10.25      Amendment No. 3 to License and Development Agreement dated March
             25, 1997, between Aronex Pharmaceuticals and Genzyme Corporation
             (incorporated by reference to Exhibit 10.1 to Aronex
             Pharmaceuticals' Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997 (the "March 1997 Form 10-Q")).

  10.26      Amendment No. 3 to Common Stock Purchase Agreement dated March 25,
             1997, between Aronex Pharmaceuticals and Genzyme Corporation
             (incorporated by reference to Exhibit 10.2 to the March 1997 Form
             10-Q).

  10.27      Licensing Agreement dated December 7, 1996, between Aronex
             Pharmaceuticals and Boehringer Mannheim GmbH (incorporated by reference to Exhibit 10.51 to Aronex Pharmaceuticals' Annual
             Report on Form 10-K for the fiscal year ended December 31, 1996).

  10.28      Plan and Agreement of Merger dated February 22, 1995, among
             Triplex Pharmaceutical Corporation, Argus Pharmaceuticals, Inc.
             and API Acquisition Company No. 1 (incorporated by reference to
             Exhibit 1.1 to Aronex Pharmaceuticals' Current Report on Form 8-K dated February 22, 1995 (the "February 1995 Form 8-K")).

  10.29 Form of Certificate of Contingent Interest (incorporated by reference to Exhibit 1.2 to the February 1995 Form 8-K).

  10.30      Agreement and Plan of Merger dated February 22, 1995, among
             Oncologix, Inc.,Aronex Pharmaceuticals and API Acquisition Company
             No. 2 (incorporated by reference to Exhibit 1.7 to the February
             1995 Form 8-K).

  10.31 Form of Warrant (incorporated by reference to Exhibit 1.8 to the February 1995 Form 8-K).

  10.32 Agreement between Oncologix and HCV Group (incorporated by reference to Exhibit 1.9 to the February 1995 Form 8-K).

  10.33      Exchange Agreement dated December 2, 1995, among Aronex
             Pharmaceuticals, Health Care Ventures I, L.P., Health Care
             Ventures II, L.P., Health Care Ventures III, L.P., and Health Care
             Ventures IV, L.P. (incorporated by reference to Exhibit 1.2 to
             Aronex Pharmaceuticals' Current Report on Form 8-K dated December
             12, 1995).

  10.34+     Employment Agreement dated March 12, 1997, between Aronex
             Pharmaceuticals and David S. Gordon, M.D. (incorporated by reference to Exhibit 10.4 to the March 1997 Form 10-Q).

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
  10.35+     Employment Agreement dated July 28, 1997, between Aronex
             Pharmaceuticals and Janet Walter (incorporated by reference to
             Exhibit 10.1 to Aronex Pharmaceuticals' Quarterly Report on Form
             10-Q for fiscal quarter ended September 30, 1997).

  10.36+     Employment Agreement dated November 3, 1997 between Aronex
             Pharmaceuticals' and Geoffrey Cox, Ph.D. (incorporated by reference to Exhibit 10.39 to Aronex Pharmaceuticals' Annual
             Report on Form 10-K for the fiscal year ended December 31, 1997
             (the "1997 Form 10-K")).

  10.37+     Employment Termination and Severance Agreement dated January 1,
             1998, between Aronex Pharmaceuticals and James M. Chubb, Ph.D.
             (incorporated by reference to Exhibit 10.1 to Aronex
             Pharmaceuticals' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the "March 1998 Form 10-Q")).

  10.38+     Consulting Agreement dated January 1, 1998, between Aronex
             Pharmaceuticals and Gabriel Lopez-Berestein (incorporated by reference to Exhibit 10.2 to the March 1998 Form 10-Q).

  10.39+     Consulting Agreement dated April 1, 1998, between Aronex
             Pharmaceuticals and Roman Perez-Solar (incorporated by reference to Exhibit 10.3 to the March 1998 Form 10-Q).

  10.40+     Employment Agreement dated June 12, 1998, between Aronex
             Pharmaceuticals and Praveen Tyle, Ph.D. (incorporated by reference to Exhibit 10.2 to the June 1998 Form 10-Q).

  10.41+     Employment Agreement dated June 12, 1998, between Aronex
             Pharmaceuticals and Paul A. Cossum, Ph.D. (incorporated by reference to Exhibit 10.3 to the June 1998 Form 10-Q).
  10.42+     Employment Agreement dated June 12, 1998, between Aronex
             Pharmaceuticals and Terance A. Murnane (incorporated by reference to Exhibit 10.4 to the June 1998 Form 10-Q).

  10.43      Lease Agreement dated April 4, 1997, between Aronex
             Pharmaceuticals and The Woodlands Corporation (incorporated by reference to Exhibit 10.3 to the June 1997 Form 10-Q).

  10.44++    License Agreement dated November 12, 1998, between Aronex
             Pharmaceuticals and Abbott Laboratories (incorporated by reference to Exhibit 10.1 to the December 2, 1998 Form 8-K).

  10.45++    Stock Purchase Agreement dated November 12, 1998, between
             Aronex Pharmaceuticals and Abbott Laboratories (incorporated by reference to Exhibit 10.2 to the December 2, 1998 Form 8-K).

  10.46*     Placement Agency Agreement dated as of November 19, 1998 between
             Aronex Pharmaceuticals, Inc. and Paramount Capital, Inc.

  10.47 Form of Warrant issued on February 23, 1999 for the purchase of an aggregate of 600,000 shares of common stock (included herein as Exhibit C to Placement Agency Agreement which is filed herewith as
             Exhibit 10.46)

  11.1*      Statement regarding computation of loss per share.

  23.1*      Consent of Arthur Andersen LLP.

  24.1 Power of attorney (included on the signature page of this Registration Statement).

  27         Financial Data Schedule

---------

*        Filed herewith.

+        Management Contract or Compensatory Plan.

++ Portions of this exhibit have been omitted based upon a request for confidential treatment pursuant to Rule 24b-2g of the Exchange Act. Such omitted portions have been filed separately with the Commission.

   (b)   REPORTS ON FORM 8-K

         Aronex Pharmaceuticals filed a Current Report on Form 8-K dated December 2, 1998 during the three-month period ended December 31, 1998. This Current Report on Form 8-K related to the Company's execution of a License Agreement and related Stock Purchase Agreement with Abbott Laboratories.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARONEX PHARMACEUTICALS, INC.

Dated: March 26, 1999                   By: /s/ GEOFFREY F. COX
                                            ------------------------------------
                                            Geoffrey F. Cox
                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ GEOFFREY F. COX             Chairman of the Board of Directors     March 26, 1999
----------------------------    Chief Executive Officer
Geoffrey F. Cox                 (Principal executive officer)



/s/ TERANCE A. MURNANE          Controller                             March 22, 1999
----------------------------    (Principal financial and
Terance A. Murnane              accounting officer)


/s/ JAMES R. BUTLER             Director                               March 23, 1999
----------------------------
James R. Butler


/s/ GABRIEL LOPEZ-BERESTEIN     Director                               March 22, 1999
----------------------------
Gabriel Lopez-Berestein


/s/ PHYLLIS I. GARDNER, M.D.    Director                               March 23, 1999
----------------------------
Phyllis I. Gardner, M.D.


/s/ MARTIN P. SUTTER            Director                               March 23, 1999
----------------------------
Martin P. Sutter


/s/ GREGORY F. ZAIC             Director                               March 23, 1999
----------------------------
Gregory F. Zaic

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----
Report of Independent Public Accountants...............................................................  F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998...........................................  F-3

Consolidated Statements of Operations for the Years ended December 31, 1996, 1997 and 1998, and the Period from Inception (June 13, 1986) through December 31, 1998.............................  F-4

Consolidated Statements of Comprehensive Income for the Years ended December 31, 1996,
   1997 and 1998.......................................................................................  F-4

Consolidated Statements of Stockholders' Equity for the Period from Inception (June 13, 1986)
   through December 31, 1998...........................................................................  F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1997 and 1998, and the Period from Inception (June 13, 1986) through December 31, 1998............................. F-11

Notes to Consolidated Financial Statements............................................................. F-12

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Aronex Pharmaceuticals, Inc.:

          We have audited the accompanying consolidated balance sheets of Aronex Pharmaceuticals, Inc. and subsidiaries (a Delaware corporation in the development stage), as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (June 13, 1986) through December 31, 1998. These consolidated financial statements are the responsibility of Aronex Pharmaceuticals' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aronex Pharmaceuticals, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (June 13, 1986) through December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Houston, Texas
February 22, 1999

                 ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                            ASSETS
                                                                                           DECEMBER 31
                                                                                     ----------------------
                                                                                        1997         1998
                                                                                     ---------    ---------
Current assets:
    Cash and cash equivalents ....................................................   $   2,029    $  11,338
    Short-term investments .......................................................      17,783        7,757
    Accounts receivable ..........................................................         100          132
    Prepaid expenses and other assets ............................................         474          260
                                                                                     ---------    ---------
         Total current assets ....................................................      20,386       19,487

Long-term investments ............................................................      10,142        1,295
Furniture, equipment and leasehold improvements, net of accumulated
    depreciation of $3,660, and $2,839, respectively .............................       1,107        2,263
Deposits .........................................................................         490           --
                                                                                     ---------    ---------
         Total assets ............................................................   $  32,125    $  23,045
                                                                                     =========    =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses ........................................   $   1,977    $   5,319
    Accrued payroll ..............................................................         554          885
    Advance from Genzyme .........................................................       2,000        2,000
    Current portion of notes payable and obligations under capital leases ........         209          219
                                                                                     ---------    ---------
         Total current liabilities ...............................................       4,740        8,423

Long-term liabilities:
    Notes payable and obligations under capital leases, net of current portion ...           6        1,012
                                                                                     ---------    ---------
         Total long-term obligations .............................................           6        1,012

Commitments and contingencies

Stockholders' equity:
    Preferred stock $.001 par value, 5,000,000 shares authorized,
         none issued and outstanding .............................................          --           --
    Common stock $.001 par value, 30,000,000 shares authorized, 15,459,166
         and 16,379,309 shares issued and outstanding, respectively ..............          15           16
    Additional paid-in capital ...................................................      96,606      100,654
    Common stock warrants ........................................................         967           50
    Treasury stock ...............................................................         (11)         (11)
    Deferred compensation ........................................................        (907)        (380)
    Unrealized gain (loss) on securities available-for-sale ......................         (87)         716
    Deficit accumulated during development stage .................................     (69,204)     (87,435)
                                                                                     ---------    ---------
         Total stockholders' equity ..............................................      27,379       13,610
                                                                                     ---------    ---------

    Total liabilities and stockholders' equity ...................................   $  32,125    $  23,045
                                                                                     =========    =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)

                                                                                  PERIOD FROM
                                                 YEARS ENDED DECEMBER 31,      INCEPTION (JUNE 13,
                                        -------------------------------------     1986) THROUGH
                                          1996          1997          1998      DECEMBER 31, 1998
                                        ---------     ---------     ---------  -------------------
Revenues:
    Interest income ..................  $   1,692     $   2,059     $   1,265     $   6,846
    Research and development grants
         and contracts ...............      2,670           841         6,737        11,787
                                        ---------     ---------     ---------     ---------
             Total revenues ..........      4,362         2,900         8,002        18,633
                                        ---------     ---------     ---------     ---------
Expenses:
    Research and development .........     10,357        13,993        22,793        75,928
    Purchase of in-process research
         and development .............        242         3,000            --        11,625
    General and administrative .......      1,620         2,641         3,354        17,158
    Interest expense and other .......        173           257            86         1,357
                                        ---------     ---------     ---------     ---------
             Total expenses ..........     12,392        19,891        26,233       106,068
                                        ---------     ---------     ---------     ---------
Net loss .............................  $  (8,030)    $ (16,991)    $ (18,231)    $ (87,435)
                                        =========     =========     =========     =========
Basic and diluted loss per share .....  $   (0.62)    $   (1.14)    $   (1.17)
                                        =========     =========     =========

Weighted average shares used in
    computing basic and diluted loss
    per share ........................     13,048        14,896        15,571
                                        =========     =========     =========


                 ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)

Comprehensive income:
    Net loss .............................  $ (8,030)    $(16,991)    $(18,231)
    Unrealized gain (loss) on securities
         available for sale ..............        41          (12)         803
                                            --------     --------     --------
Comprehensive Income .....................  $ (7,989)    $(17,003)    $(17,428)
                                            ========     ========     ========



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1998
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  ADDITIONAL       COMMON
                                                          COMMON STOCK             PAID-IN         STOCK        TREASURY
                                                      SHARES         AMOUNT        CAPITAL        WARRANTS        STOCK
                                                   ------------   ------------   ------------   ------------   ------------
Sale of Common Stock for cash, August
   through December 1986
   ($1.6396 per share) .........................        183,334   $         --   $        301   $         --   $         --
Issuance of Common Stock for license
   agreement rights, October 1986 ($.006
   per share) ..................................         60,606             --              1             --             --
Net loss .......................................             --             --             --             --             --
                                                   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1986 ...................        243,940             --            302             --             --
Issuance of Common Stock in exchange for
   8% convertible notes, May 1987 ($3.30
   per share) ..................................         90,909              1            299             --             --
Net loss .......................................             --             --             --             --             --
                                                   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1987 ...................        334,849              1            601             --             --
Warrants issued to purchase 11,364 shares
   of Common  Stock ............................             --             --             --             --             --
Issuance of Common Stock for cash, September
   and December 1988 ($.066 per share) .........        130,303             --              8             --             --
Net loss .......................................             --             --             --             --             --
                                                   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1988 ...................        465,152              1            609             --             --
Issuance of Common Stock for cash, July
   and August 1989 ($.066 per share) ...........        158,182             --             10             --             --
Issuance of Common Stock for cash, August
   1989 ($3.63 per share) ......................      1,220,386              1          4,429             --             --
Issuance of Common Stock for key man life
   insurance policies, December 1989 ($3.63) ...          3,862             --             14             --             --
Net loss .......................................             --             --             --             --             --
                                                   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1989 ...................      1,847,582   $          2   $      5,062   $         --   $         --

                                                                   UNREALIZED      DEFICIT
                                                                   GAIN (LOSS)   ACCUMULATED
                                                                  ON SECURITIES     DURING          TOTAL
                                                     DEFERRED       AVAILABLE    DEVELOPMENT     STOCKHOLDERS'
                                                   COMPENSATION     FOR SALE        STAGE           EQUITY
                                                   ------------   ------------   ------------    ------------
Sale of Common Stock for cash, August
   through December 1986
   ($1.6396 per share) .........................   $         --   $         --   $         --    $        301
Issuance of Common Stock for license
   agreement rights, October 1986 ($.006
   per share) ..................................             --             --             --               1
Net loss .......................................             --             --            (40)            (40)
                                                   ------------   ------------   ------------    ------------
Balance at December 31, 1986 ...................             --             --            (40)            262
Issuance of Common Stock in exchange for
   8% convertible notes, May 1987 ($3.30
   per share) ..................................             --             --             --             300
Net loss .......................................             --             --           (216)           (216)
                                                   ------------   ------------   ------------    ------------
Balance at December 31, 1987 ...................             --             --           (256)            346
Warrants issued to purchase 11,364 shares
   of Common  Stock ............................             --             --             --              --
Issuance of Common Stock for cash, September
   and December 1988 ($.066 per share) .........             --             --             --               8
Net loss .......................................             --             --           (832)           (832)
                                                   ------------   ------------   ------------    ------------
Balance at December 31, 1988 ...................             --             --         (1,088)           (478)
Issuance of Common Stock for cash, July
   and August 1989 ($.066 per share) ...........             --             --             --              10
Issuance of Common Stock for cash, August
   1989 ($3.63 per share) ......................             --             --             --           4,430
Issuance of Common Stock for key man life
   insurance policies, December 1989 ($3.63) ...             --             --             --              14
Net loss .......................................             --             --           (942)           (942)
                                                   ------------   ------------   ------------    ------------
Balance at December 31, 1989 ...................   $         --   $         --   $     (2,030)   $      3,034


                                                        (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1998
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  ADDITIONAL       COMMON
                                                          COMMON STOCK             PAID-IN         STOCK        TREASURY
                                                      SHARES         AMOUNT        CAPITAL        WARRANTS        STOCK
                                                   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1989 ...................      1,847,582   $          2   $      5,062   $         --   $         --
Stock options exercised January 1990 ($.66
    per share) .................................             30             --             --             --             --
Warrants issued to purchase 9,914 shares
   of Common Stock .............................             --             --             --             --             --
Net loss .......................................             --             --             --             --             --
                                                   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1990 ...................      1,847,612              2          5,062             --             --
Stock options exercised, May 1991 ($.66
   per share) ..................................             75             --             --             --             --
Issuance of Common Stock for cash and notes
   payable  including accrued interest of
   $96,505, October 1991 ($7.26 per share) .....        596,095             --          4,328             --             --
Deferred compensation relating to certain
   stock options ...............................             --             --            326             --             --
Compensation expense related to stock options ..             --             --             --             --             --
Net loss .......................................             --             --             --             --             --
                                                   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1991 ...................      2,443,782              2          9,716             --             --
Stock options exercised, January, April, May,
   October and December 1992 ($.66 per
   share) ......................................         37,198             --             24             --             --
Stock warrants exercised April, May and
   August 1992 ($3.63 per share) ...............         11,364             --             41             --             --
Issuance of Common Stock for cash in initial
   public offering, July 1992 ($14.00 per
   share) ......................................        850,000              1         10,659             --             --
Deferred compensation relating to certain
   stock options ...............................             --             --          1,644             --             --
Compensation expense related to stock options ..             --             --             --             --             --
Net loss .......................................             --             --             --             --             --
                                                   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1992 ...................      3,342,344   $          3   $     22,084   $         --   $         --

                                                                    UNREALIZED      DEFICIT
                                                                    GAIN (LOSS)   ACCUMULATED
                                                                   ON SECURITIES     DURING          TOTAL
                                                     DEFERRED        AVAILABLE    DEVELOPMENT     STOCKHOLDERS'
                                                   COMPENSATION      FOR SALE        STAGE           EQUITY
                                                   ------------    ------------   ------------    ------------
Balance at December 31, 1989 ...................   $         --    $         --   $     (2,030)   $      3,034
Stock options exercised January 1990 ($.66
    per share) .................................             --              --             --              --
Warrants issued to purchase 9,914 shares
   of Common Stock .............................             --              --             --              --
Net loss .......................................             --              --         (1,825)         (1,825)
                                                   ------------    ------------   ------------    ------------
Balance at December 31, 1990 ...................             --              --         (3,855)          1,209
Stock options exercised, May 1991 ($.66
   per share) ..................................             --              --             --              --
Issuance of Common Stock for cash and notes
   payable  including accrued interest of
   $96,505, October 1991 ($7.26 per share) .....             --              --             --           4,328
Deferred compensation relating to certain
   stock options ...............................           (326)             --             --              --
Compensation expense related to stock options ..            138              --             --             138
Net loss .......................................             --              --         (2,914)         (2,914)
                                                   ------------    ------------   ------------    ------------
Balance at December 31, 1991 ...................           (188)             --         (6,769)          2,761
Stock options exercised, January, April, May,
   October and December 1992 ($.66 per
   share) ......................................             --              --             --              24
Stock warrants exercised April, May and
   August 1992 ($3.63 per share) ...............             --              --             --              41
Issuance of Common Stock for cash in initial
   public offering, July 1992 ($14.00 per
   share) ......................................             --              --             --          10,660
Deferred compensation relating to certain
   stock options ...............................         (1,644)             --             --              --
Compensation expense related to stock options ..            460              --             --             460
Net loss .......................................             --              --         (4,708)         (4,708)
                                                   ------------    ------------   ------------    ------------
Balance at December 31, 1992 ...................   $     (1,372)   $         --   $    (11,477)   $      9,238

                                                        (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1998
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  ADDITIONAL       COMMON
                                                          COMMON STOCK             PAID-IN         STOCK        TREASURY
                                                      SHARES         AMOUNT        CAPITAL        WARRANTS        STOCK
                                                   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1992 ...................      3,342,344   $          3   $     22,084   $         --   $         --
Issuance of Common Stock for compensation ......          5,000             --             51             --             --
Warrants issued to purchase 50,172 shares
    of Common Stock ............................             --             --             --             --             --
Stock options exercised, February and
   November 1993 ($.66) per share ..............         14,465             --              9             --             --
Issuance of Common Stock for cash,
   September 1993 ($14.00 per share) ...........        357,143             --          4,538             --             --
Issuance of Common Stock for cash in
   secondary public offering November &
   December 1993 ($9.00 per share) .............      1,402,250              2         11,462             --             --
Compensation expense related to stock options ..             --             --             --             --             --
Net loss .......................................             --             --             --             --             --
                                                   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1993 ...................      5,121,202              5         38,144             --             --
Deferred compensation relating to certain
   stock options ...............................             --             --             66             --             --
Stock options exercised, January through
   October 1994 ($.66 per share) ...............         15,111             --             10             --             --
Warrants issued to purchase 537 shares of
   Common Stock ................................             --             --             --             --             --
Issuance of additional shares of Common
   Stock pursuant to collaborative
   agreement (see Note 6) ......................         66,163             --             --             --             --
Compensation expense related to stock options ..             --             --             --             --             --
Unrealized loss on available-for-sale
   securities ..................................             --             --             --             --             --
Net loss .......................................             --             --             --             --             --
                                                   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1994 ...................      5,202,476   $          5   $     38,220   $         --   $         --

                                                                    UNREALIZED       DEFICIT
                                                                    GAIN (LOSS)    ACCUMULATED
                                                                   ON SECURITIES      DURING          TOTAL
                                                     DEFERRED        AVAILABLE     DEVELOPMENT     STOCKHOLDERS'
                                                   COMPENSATION      FOR SALE         STAGE           EQUITY
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1992 ...................   $     (1,372)   $         --    $    (11,477)   $      9,238
Issuance of Common Stock for compensation ......             --              --              --              51
Warrants issued to purchase 50,172 shares
    of Common Stock ............................             --              --              --              --
Stock options exercised, February and
   November 1993 ($.66) per share ..............             --              --              --               9
Issuance of Common Stock for cash,
   September 1993 ($14.00 per share) ...........             --              --              --           4,538
Issuance of Common Stock for cash in
   secondary public offering November &
   December 1993 ($9.00 per share) .............             --              --              --          11,464
Compensation expense related to stock options ..            396              --              --             396
Net loss .......................................             --              --          (6,225)         (6,225)
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1993 ...................           (976)             --         (17,702)         19,471
Deferred compensation relating to certain
   stock options ...............................            (66)             --              --              --
Stock options exercised, January through
   October 1994 ($.66 per share) ...............             --              --              --              10
Warrants issued to purchase 537 shares of
   Common Stock ................................             --              --              --              --
Issuance of additional shares of Common
   Stock pursuant to collaborative
   agreement (see Note 6) ......................             --              --              --              --
Compensation expense related to stock options ..            546              --              --             546
Unrealized loss on available-for-sale
   securities ..................................             --            (315)             --            (315)
Net loss .......................................             --              --          (9,052)         (9,052)
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1994 ...................   $       (496)   $       (315)   $    (26,754)   $     10,660

                                                        (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1998
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   ADDITIONAL       COMMON
                                                           COMMON STOCK             PAID-IN         STOCK         TREASURY
                                                      SHARES          AMOUNT        CAPITAL        WARRANTS         STOCK
                                                   ------------    ------------   ------------   ------------    ------------
Balance at December 31, 1994 ...................      5,202,476    $          5   $     38,220   $         --    $         --
Deferred compensation relating to certain
     stock options .............................             --              --          1,380             --              --
Stock options exercised, January through
     December 1995 ($.66 per share) ............         36,958              --             24             --              --
Issuance of Common Stock and warrants
     pursuant to merger agreements
     (see Note 4) ..............................      3,868,436               4         11,111          2,844              --
Warrants exercised ($4.50 per share) ...........        705,614               1          3,402           (226)             --
Issuance of Common Stock pursuant to
     settlement agreement (see Note 6) .........        531,552              --          2,046         (1,130)             --
Issuance of Common Stock for services
     rendered ..................................         37,500              --            159             --              --
Treasury stock purchased ($4.42 per share) .....         (2,480)             --             --             --             (11)
Compensation expense related to stock
     options ...................................             --              --             --             --              --
Unrealized gain on available-for-sale
 securities ....................................             --              --             --             --              --
Net loss .......................................             --              --             --             --              --
                                                   ------------    ------------   ------------   ------------    ------------
Balance at December 31, 1995 ...................     10,380,056    $         10   $     56,342   $      1,488    $        (11)

                                                                    UNREALIZED       DEFICIT
                                                                    GAIN (LOSS)    ACCUMULATED
                                                                   ON SECURITIES      DURING          TOTAL
                                                     DEFERRED        AVAILABLE     DEVELOPMENT     STOCKHOLDERS'
                                                   COMPENSATION      FOR SALE         STAGE           EQUITY
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1994 ...................   $       (496)   $       (315)   $    (26,754)   $     10,660
Deferred compensation relating to certain
     stock options .............................         (1,380)             --              --              --
Stock options exercised, January through
     December 1995 ($.66 per share) ............             --              --              --              24
Issuance of Common Stock and warrants
     pursuant to merger agreements
     (see Note 4) ..............................             --              --              --          13,959
Warrants exercised ($4.50 per share) ...........             --              --              --           3,177
Issuance of Common Stock pursuant to
     settlement agreement (see Note 6) .........             --              --              --             916
Issuance of Common Stock for services
     rendered ..................................             --              --              --             159
Treasury stock purchased ($4.42 per share) .....             --              --              --             (11)
Compensation expense related to stock
     options ...................................            340              --              --             340
Unrealized gain on available-for-sale
 securities ....................................             --             199              --             199
Net loss .......................................             --              --         (17,429)        (17,429)
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1995 ...................   $     (1,536)   $       (116)   $    (44,183)   $     11,994


                                                        (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1998
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  ADDITIONAL        COMMON
                                                          COMMON STOCK             PAID-IN          STOCK         TREASURY
                                                      SHARES         AMOUNT        CAPITAL         WARRANTS         STOCK
                                                   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1995 ...................     10,380,056   $         10   $     56,342    $      1,488    $        (11)
Warrants redeemed January 1996 .................             --             --            269            (269)             --
Deferred compensation relating to certain
     stock options .............................             --            966             --              --            (966)
Issuance of Common Stock for cash in
     secondary public offering, March &
     April 1996 ($10.00 per share) .............      3,450,000              4         32,073              --              --
Stock options exercised, January through
     December 1996 ($.04-$9.50 per share) ......        106,041             --            343              --              --
Warrants exercised January through December
     1996 ($4.50-$12.00 per share) .............        622,428              1          3,528            (194)             --
Issuance of Common Stock pursuant to
     settlement agreements .....................         38,722             --            221             (57)             --
Compensation expense related to stock options ..             --             --             --              --              --
Unrealized gain on available-for-sale
     securities ................................             --             --             --              --              --
Net loss .......................................             --             --             --              --              --
                                                   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1996 ...................     14,597,247             15         93,742             968             (11)

Warrants exercised February and March 1997
     ($8.00 per share) .........................          3,499             --             28              (1)             --
Reversal of deferred compensation relating to
     forfeited stock options ...................             --             --           (578)             --              --
Issuance of Common Stock for services ..........         22,278             --            130              --              --
Stock options exercised, January through
     December 1997 ($.04-$5.50 per share) ......        128,278             --            215              --              --
Stock purchased-employee stock purchase
     plan, June and December 1997 ($3.31
     and $3.19 per share) ......................         21,392             --             69              --              --
Issuance of Common Stock pursuant to
     contingent stock agreement ................        686,472             --          3,000              --              --
Compensation expense related to stock options ..             --             --             --              --              --
Unrealized loss on securities
     available-for-sale ........................             --             --             --              --              --
Net loss .......................................             --             --             --              --              --
                                                   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1997 ...................     15,459,166   $         15   $     96,606    $        967    $        (11)

                                                                    UNREALIZED       DEFICIT
                                                                    GAIN (LOSS)    ACCUMULATED
                                                                   ON SECURITIES      DURING          TOTAL
                                                     DEFERRED        AVAILABLE     DEVELOPMENT     STOCKHOLDERS'
                                                   COMPENSATION      FOR SALE         STAGE           EQUITY
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1995 ...................   $     (1,536)   $       (116)   $    (44,183)   $     11,994
Warrants redeemed January 1996 .................             --              --              --
Deferred compensation relating to certain
     stock options .............................             --              --              --
Issuance of Common Stock for cash in
     secondary public offering, March &
     April 1996 ($10.00 per share) .............             --              --              --          32,077
Stock options exercised, January through
     December 1996 ($.04-$9.50 per share) ......             --              --              --             343
Warrants exercised January through December
     1996 ($4.50-$12.00 per share) .............             --              --              --           3,335
Issuance of Common Stock pursuant to
     settlement agreements .....................             --              --              --             164
Compensation expense related to stock options ..            553              --              --             553
Unrealized gain on available-for-sale
     securities ................................             --              41              --              41
Net loss .......................................             --              --          (8,030)          8,030
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1996 ...................         (1,949)            (75)        (52,213)         40,477

Warrants exercised February and March 1997
     ($8.00 per share) .........................             --              --              --              27
Reversal of deferred compensation relating to
     forfeited stock options ...................            578              --              --              --
Issuance of Common Stock for services ..........             --              --              --             130
Stock options exercised, January through
     December 1997 ($.04-$5.50 per share) ......             --              --              --             215
Stock purchased-employee stock purchase
     plan, June and December 1997 ($3.31
     and $3.19 per share) ......................             --              --              --              69
Issuance of Common Stock pursuant to
     contingent stock agreement ................             --              --              --           3,000
Compensation expense related to stock options ..            464              --              --             464
Unrealized loss on securities
     available-for-sale ........................             --             (12)             --             (12)
Net loss .......................................             --              --         (16,991)        (16,991)
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1997 ...................   $       (907)   $        (87)   $    (69,204)   $     27,379


                                                         (continued on next page

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1998
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  ADDITIONAL        COMMON
                                                          COMMON STOCK             PAID-IN          STOCK         TREASURY
                                                      SHARES         AMOUNT        CAPITAL         WARRANTS         STOCK
                                                   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1997 ...................     15,459,166   $         15   $     96,606    $        967    $        (11)
Reversal of deferred compensation relating to
     forfeited stock options ...................             --             --            (28)             --              --
Issuance of Common Stock for services ..........         23,494             --             76              --              --
Warrants expired June 1998 .....................             --             --            917            (917)             --
Stock options exercised, January through
     December 1998 ($0.04  - $0.68 per share) ..         19,144             --              7              --              --
Issuance of shares through the employee stock
     purchase plan, June and December 1998
     ($3.35 and $1.70 per share) ...............         39,516             --             99              --              --
Issuance of shares for cash November 1998
     ($3.58 per share) .........................        837,989              1          2,977              --              --
Compensation expense related to stock options ..             --             --             --              --              --
Unrealized gain on securities
     available-for-sale ........................             --             --             --              --              --
Net loss .......................................             --             --             --              --              --
                                                   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1998 ...................     16,379,309   $         16   $    100,654    $         50    $        (11)
                                                   ============   ============   ============    ============    ============

                                                                    UNREALIZED       DEFICIT
                                                                    GAIN (LOSS)    ACCUMULATED
                                                                   ON SECURITIES      DURING          TOTAL
                                                     DEFERRED        AVAILABLE     DEVELOPMENT     STOCKHOLDERS'
                                                   COMPENSATION      FOR SALE         STAGE           EQUITY
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1997 ...................   $       (907)   $        (87)   $    (69,204)   $     27,379
Reversal of deferred compensation relating to
     forfeited stock options ...................             28              --              --              --
Issuance of Common Stock for services ..........             --              --              --              76
Warrants expired June 1998 .....................             --              --              --              --
Stock options exercised, January through
     December 1998 ($0.04  - $0.68 per share) ..             --              --              --               7
Issuance of shares through the employee stock
     purchase plan, June and December 1998
     ($3.35 and $1.70 per share) ...............             --              --              --              99
Issuance of shares for cash November 1998
     ($3.58 per share) .........................             --              --              --           2,978
Compensation expense related to stock options ..            499              --              --             499
Unrealized gain on securities
     available-for-sale ........................             --             803              --             803
Net loss .......................................             --              --         (18,231)        (18,231)
                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1998 ...................   $       (380)   $        716    $    (87,435)   $     13,610
                                                   ============    ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)

                                                                                                                      PERIOD FROM
                                                                                                                       INCEPTION
                                                                                                                       (JUNE 13,
                                                                               YEARS ENDED DECEMBER 31,              1986) THROUGH
                                                                     --------------------------------------------    DECEMBER 31,
                                                                         1996            1997            1998            1998
                                                                     ------------    ------------    ------------    -------------
Cash flows from operating activities:
   Net loss ......................................................   $     (8,030)   $    (16,991)   $    (18,231)   $    (87,435)
        Adjustments to reconcile net loss to net cash provided
            by (used in) operating activities
        Depreciation and amortization ............................            936           1,139             821           4,847
        Loss on disposal of assets ...............................             --             200              --             200
   Compensation expense related to stock
        and stock options ........................................            553             594             547           3,783
   Charge for purchase of in-process research
        and development ..........................................            164           3,000              --          11,547
   Unrealized gain (loss) on investment ..........................             41             (12)            803             716
   Acquisition costs, net of cash received .......................             --              --              --            (270)
   Loss in affiliate .............................................             50              --              --             500
   Accrued interest payable converted to stock ...................             --              --              --              97
Changes in assets and liabilities:
   (Decrease) increase in prepaid expenses and other
        assets ...................................................           (375)            189             214             (75)
   Decrease (increase) in accounts receivable ....................            267             (22)            (32)           (132)
   Increase (decrease) in accounts payable and accrued
        expenses .................................................           (322)          1,214           3,673           6,131
   Decrease in deferred revenue ..................................           (876)             --              --            (353)
                                                                     ------------    ------------    ------------    ------------
   Net cash used in operating activities .........................         (7,592)        (10,689)        (12,205)        (60,444)

Cash flows from investing activities:
   Purchases of investments ......................................        (92,560)        (71,047)        (42,809)       (250,250)
   Sales of investments ..........................................         59,585          80,331          61,682         246,933
   Purchase of furniture, equipment and leasehold
        improvements .............................................           (256)           (352)         (1,958)         (6,079)
   Proceeds from sale of assets ..................................             --              54               9              63
   Decrease (increase) in deposits ...............................             --            (490)            490              --
   Investment in affiliate .......................................             --              --              --            (500)
                                                                     ------------    ------------    ------------    ------------
   Net cash provided by (used in) investing activities ...........        (33,231)          8,496          17,414          (9,833)

Cash flows from financing activities:
   Proceeds from notes payable ...................................          2,000              --           1,369           6,041
   Repayment of notes payable and principal payments
        under capital lease obligations ..........................           (534)           (272)           (353)         (2,811)
   Purchase of treasury stock ....................................             --              --              --             (11)
   Proceeds from issuance of stock ...............................         35,755             315           3,084          78,396
                                                                     ------------    ------------    ------------    ------------
   Net cash provided by financing activities .....................         37,221              43           4,100          81,615
                                                                     ------------    ------------    ------------    ------------
   Net increase (decrease) in cash and cash equivalents ..........         (3,602)         (2,150)          9,309          11,338
   Cash and cash equivalents at beginning of period ..............          7,781           4,179           2,029              --
                                                                     ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period .......................   $      4,179    $      2,029    $     11,338    $     11,338
                                                                     ============    ============    ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest ......................   $        120    $         57    $         81    $        866

Supplemental schedule of noncash financing activities:
   Conversion of notes payable and accrued interest
        to Common Stock ..........................................   $         --    $         --    $         --    $      3,043


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        ORGANIZATION

          Aronex Pharmaceuticals, Inc. ("the Company" or "Aronex Pharmaceuticals") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation ("Triplex") and Oncologix, Inc. ("Oncologix") effective September 11, 1995 (see Note 4). In 1998, the Company formed a subsidiary, Aronex Europe Limited. Aronex Pharmaceuticals is a development-stage company that has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of future revenues. In addition, Aronex Pharmaceuticals expects to continue to incur losses for the foreseeable future, and there can be no assurance that Aronex Pharmaceuticals will successfully complete the transition from a development-stage company to successful operations. See "Business -- Additional Business Risks" in the Company's Form 10-K for the year ended December 31, 1998. The research and development activities engaged in by Aronex Pharmaceuticals involve a high degree of risk and uncertainty. The Company's ability to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. The Company's ability to develop these operations may be immensely impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform, third-party reimbursement and product liability exposure. Additionally, the Company is reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and its exclusive license agreements with The University of Texas M.D. Anderson Cancer Center. Further, during the period required to develop these products, the Company will require additional funds which may not be available to it. Accordingly, there can be no assurance of its future success. The Company expects that its existing financial resources should be sufficient to fund its capital requirements into the second quarter of 2000.

2.        ACCOUNTING POLICIES

          Principles of Consolidation

          The consolidated financial statements include the accounts of Aronex Pharmaceuticals, Triplex, Oncologix and Aronex Europe Limited. All material intercompany transactions have been eliminated in consolidation.

          Cash, Cash Equivalents and Short- and Long-Term Investments

          Aronex Pharmaceuticals has adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Debt and equity securities that Aronex Pharmaceuticals has the intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either "securities-held-to-maturity" or "trading securities" are classified as "securities-available-for-sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

          Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. At December 31, 1998, short-term investments include held to maturity securities and available for sale securities. The held to maturity securities consist of high-grade commercial paper and United States Government backed securities with a carrying value of $5,466,000 which approximates fair market value and cost. Available for sale securities consist of high-grade commercial paper and Targeted Genetics Corporation ("Targeted Genetics") common stock (see Note 3) with an amortized cost of $1,575,000, a fair market value of $2,291,000 and a gross unrealized gain of $716,000. Long-term investments at December 31, 1998 are available for sale securities which are United States mortgage backed securities with maturity dates over the next twenty four years that have an

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amortized cost of $1,295,000 which approximates fair market value and cost. Aronex Pharmaceuticals currently has no trading securities.

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

          A summary of furniture, equipment and leasehold improvements is as follows (in thousands):

                                                               DECEMBER 31,
                                                            ------------------
                                                             1997       1998
                                                            -------    -------
   Office furniture and equipment ........................  $   611    $ 1,034
   Laboratory equipment ..................................    2,802      3,285
   Leasehold improvements ................................    1,354        783
                                                            -------    -------
                                                              4,767      5,102
  Less accumulated depreciation and amortization .........   (3,660)    (2,839)
                                                            -------    -------
  Furniture, equipment and leasehold improvements, net ...  $ 1,107    $ 2,263
                                                            =======    =======

         At December 31, 1998, the cost of all furniture, equipment and leasehold improvements pledged as collateral on notes payable totaled $1,369,000.

         Revenue Recognition

         Research and development grant and contract revenues are recognized as the related work is performed. The measurement of the progress of work performed under the terms of the contracts is based upon the costs incurred to date as a percentage of the overall costs to be incurred. The overall costs to be incurred are typically defined in the contracts. Any revenue contingent upon future performance by Aronex Pharmaceuticals is deferred and recognized as the performance is completed. Any revenues resulting from the achievement of milestones are recognized when the milestones are achieved. Research and development grant and contract revenues are received under best efforts contracts and such revenue is not refundable.

         Research and Development

         Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of Aronex Pharmaceuticals.

         Loss Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share", which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share", with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully-diluted earnings per share

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

pursuant to APB 15. Aronex Pharmaceuticals adopted SFAS No. 128 in the fourth quarter of fiscal 1997. Because of the loss for the year, no shares resulting from the assumed exercise of the options or warrants using the treasury stock method are added to the denominator because the inclusion of such shares would be antidilutive due to the losses for all periods included in the statements of operations. Therefore, Aronex Pharmaceuticals' basic and diluted earnings per share are the same.

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

         Presentation

         Certain reclassifications have been made to prior year balances to conform with current year presentation.

3.       INVESTMENT IN AFFILIATE

         In April 1994, Aronex Pharmaceuticals invested in and entered into a drug development agreement with RGene Therapeutics, Inc. ("RGene"). Aronex Pharmaceuticals purchased $500,000 of RGene's preferred stock, which was recorded in the financial statements as investment in affiliate. The original investment was written off as RGene incurred losses. This resulted in a zero basis when RGene was acquired by Targeted Genetics, a publicly traded company, in June 1996.

         The Company received 440,520 shares of Targeted Genetics common stock from the acquisition of RGene in June 1996 and an additional 104,496 upon the achievement of certain milestones in October 1998. These shares are subject to Rule 144(k) of the Securities Act of 1933, were unregistered and subject to a Lock-Up Agreement and Stock Pledge. The lock-up period was for thirty months from the date of the merger. Twenty percent of the shares were released six months after the merger date and additional increments of twenty percent of the shares are released for each additional six month period. The Company recorded the shares at zero in the financial statements until 1998 when they were recorded at the fair market value of $716,000. This resulted in an unrealized gain of $716,000 as reflected on the Company's balance sheet at December 31, 1998.

         Under the drug development agreement with RGene, Aronex
Pharmaceuticals performed certain research and development activities with respect to certain RGene projects for three years. This agreement expired in April 1997. During 1996 and 1997, Aronex Pharmaceuticals recorded $597,000 and $166,000, respectively, in revenue relating to this agreement.

4.       MERGER AGREEMENTS WITH TRIPLEX PHARMACEUTICAL CORPORATION AND
         ONCOLOGIX, INC.

         On September 11, 1995, Aronex Pharmaceuticals merged with Triplex and Oncologix through two newly-formed, wholly-owned subsidiaries pursuant to Agreements and Plans of Merger (the "Triplex Agreement" and the "Oncologix Agreement"). The results of operations and the cash flow for Triplex and Oncologix have been included in the financial statements from the date of acquisition.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         These acquisitions were accounted for under the purchase method of accounting in which the aggregate purchase price was allocated to tangible and intangible assets acquired based on their relative fair values as of the date of the transaction. The Company allocated approximately $2.8 million of the purchase price for Triplex and $5.6 million of the purchase price for Oncologix to in-process research and development. Aronex Pharmaceuticals' valuation of the research and development acquired considered:

         o        the current scientific and development status of the projects;

         o the expected amount of time and resources required to complete the projects;

         o the probability of obtaining collaborators to help finance and develop the projects; and

         o        the potential market for the projects.

The Company's ability to commercialize the products acquired is affected by several risks. These risks include:

         o the successful filing and acceptance by the FDA of the Investigational New Drug application;

         o        the completion of all stages of clinical trials;

         o the submission of data for the approval of a new drug application, including the demonstration of safety and efficacy;

         o the ability to enter into collaborative arrangements to fund the future development of the acquired products; and

         o        the ability to manufacture the acquired products. See
                  "Business."

         At the time of acquisition, Triplex's major focus was the development of a new class of drugs to treat serious diseases where currently available therapy was inadequate or non-existent. Triplex had, at that time, one compound, Zintevir(R), that was at an advanced preclinical stage of development. Triplex also had a number of other compounds in early stages of preclinical development. Zintevir(R) was being developed for the treatment of HIV infection. Additional preclinical and manufacturing work was required to enter clinical trials.

         In order for Zintevir(R) to become a marketable product, it will be necessary to conduct several clinical trials and to improve the manufacturing of the product. The Company anticipates that it will take 3 to 5 years to complete the development of Zintevir(R). If funding is obtained and the results of Phase I/II clinical trials are satisfactory, the Company estimates it will require an additional $50 million over 3 to 5 years to complete the development of Zintevir(R).

         At the time of acquisition, Oncologix was engaged in the research and development of drugs for the treatment of cancer. Aronex Pharmaceuticals acquired the Oncologix projects to complement its existing product portfolio. The Oncologix compounds were licensed by Oncologix from other companies, and were at a preclinical or early clinical stage. Additional clinical trials and laboratory work were necessary to complete the development of these compounds. The Company estimates it would require an additional $25 to $40 million and take 5 to 8 years to complete the development of AR209 for cancer therapies. The license of other compounds by Oncologix has not been maintained by Aronex Pharmaceuticals.

         In connection with the Triplex Agreement, Aronex Pharmaceuticals issued the following to existing Triplex stockholders and option holders: (i) 3,441,436 shares of Common Stock; (ii) options to purchase 88,912 shares of Common Stock; and (iii) contingent stock issue rights to receive shares of Common Stock with a fair market value of up to $8.0 million, the conversion of which is contingent upon the satisfaction of conditions which relate to the licensing or development of certain products (the "Triplex Contingent Stock Rights").

         The Triplex Contingent Stock Rights entitle the former Triplex stockholders and option holders to receive shares of Common Stock with an aggregate fair market value at the time of issuance of $5.0 million (subject to certain adjustments) if Aronex Pharmaceuticals either: (i) entered into an agreement on or before September 11, 1997 with respect to the licensing of a certain product whereby Aronex Pharmaceuticals received at least $5.0 million in

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

cash or an unconditional binding commitment for at least $5.0 million (events which did not occur) or (ii) obtains data from such clinical trials for such product on or before September 11, 2000 that Aronex Pharmaceuticals' Board of Directors determines to be sufficient to file a New Drug Application. In addition, the Triplex Contingent Stock Rights entitled the former Triplex stock and option holders to receive shares of Common Stock with an aggregate fair market value at the time of issuance of $3.0 million if Aronex Pharmaceuticals did not receive a minimum of $5.0 million in equity milestone payments from Genzyme on or before September 11, 1997 with respect to the development of its ATRAGEN(R) product. As a result of its failure to receive such payments from Genzyme, Aronex Pharmaceuticals issued 686,472 shares of Common Stock under the Triplex Contingent Stock Rights with an aggregate fair market value at the time of issuance of $3.0 million and recorded a corresponding non-cash charge to in-process research and development of $3.0 million in 1997.

         In connection with the Oncologix Agreement, Aronex Pharmaceuticals issued the following: (i) 427,000 shares of Common Stock to certain Oncologix debt holders; (ii) warrants (the "Warrants") to purchase approximately 9.0 million shares of Common Stock to Oncologix preferred stockholders, certain former employees and debt holders; and (iii) contingent stock issue rights to receive shares of Common Stock with a fair market value of approximately $2.1 million, the conversion of which was contingent upon the satisfaction of conditions which relate to the licensing or development of certain products (the "Oncologix Contingent Stock Rights").

         The Oncologix Contingent Stock Rights entitled such former Oncologix investors to receive shares of Common Stock if Aronex Pharmaceuticals received at least $5.0 million in cash or an unconditional binding commitment for at least $5.0 million on or before September 11, 1997 relating to certain products. Neither such event occurred and, accordingly, the Oncologix Contingent Stock Rights expired in 1997.

         The Warrants issued in connection with the Oncologix merger consisted of three series of warrant rights to purchase approximately 2.4 million, 2.8 million and 3.7 million shares of Common Stock, respectively designated as Series A, Series B and Series C. Upon the failure to exercise a series of warrant rights prior to their expiration, the warrant holder forfeits all remaining rights under the terms of the Warrant. The Series A component of the Warrants expired in 1995. At December 31, 1997 the Series B and Series C components to purchase approximately 1.4 million and 1.2 million shares of Common Stock, respectively, had exercise prices of $8.00 and $12.00 per share, respectively, and expiration dates of June 1998 and December 1999, respectively. In June 1998, the Series B component of the Warrants expired. At December 31, 1998, Series C Warrants to purchase approximately 160,000 shares of Common Stock were outstanding.

         In October 1995, Aronex Pharmaceuticals was named a defendant in a lawsuit filed by certain warrant holders challenging the redemption of the Warrants. To resolve this matter, the Company entered into an agreement in December 1995 which settled the lawsuit. In accordance with the settlement agreement the plaintiffs were issued 531,552 shares of Common Stock in exchange for 3,576,668 Warrants in 1995. In 1996, in accordance with the settlement agreement, an additional 38,722 shares of Common Stock were issued to the warrant holders' attorneys for related expenses. The excess of the fair value of the Common Stock over the warrant value was charged to expense.

         In August 1995, Aronex Pharmaceuticals was a defendant in a lawsuit filed by certain common stockholders of Oncologix, Inc. challenging the merger with Oncologix, Inc. To resolve this matter, Aronex Pharmaceuticals entered into an agreement in July 1996 which settled the lawsuit. In accordance with the settlement agreement, the plaintiffs were issued 20,000 shares of Common Stock. The fair value of these shares of Common Stock was charged to expense.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

         In June 1993, Aronex Pharmaceuticals entered into a master loan agreement for the financing of $1.0 million in furniture, office equipment and laboratory equipment acquisitions. Each loan is collateralized by the furniture and equipment and is payable in 48 monthly installments with a final installment at the end of the loan term not to exceed 20% of the purchase price at inception. During 1993 and 1994, Aronex Pharmaceuticals borrowed $607,000 and $392,000, respectively, through this agreement. In 1993 and 1994, in connection with the financing, Aronex Pharmaceuticals issued to the lender warrants to purchase 5,093 and 2,944 shares of the Common Stock at an exercise price of $12.00 per share that expire in March 2000 and March 2001, respectively. No value was assigned to the warrants as the value of the warrants at the dates of issuance was de minimis. This loan was paid in full in 1998.

         In May 1998, Aronex Pharmaceuticals entered into a master loan agreement for the financing of furniture, office equipment and laboratory equipment acquisitions. Each loan is collateralized by the furniture and equipment and is payable in 60 monthly installments. In June 1998, Aronex Pharmaceuticals borrowed $1,369,000 through this agreement bearing interest at 12%. Future principal payments under the master loan agreement at December 31, 1998 are as follows:

                    YEAR ENDING
                   DECEMBER 31,             NOTE PAYABLE
                   ------------             ------------
                       1999                     219,000
                       2000                     247,000
                       2001                     279,000
                       2002                     314,000
                       2003                     172,000
                                            -----------
                      Total                 $ 1,231,000
                                            ===========

6.       STOCKHOLDERS' EQUITY

         Common Stock

         In July 1992, Aronex Pharmaceuticals, in an initial public offering, issued 850,000 shares of Common Stock for $14 a share, with Aronex Pharmaceuticals receiving net proceeds of approximately $10.7 million. In connection with a collaborative agreement entered into in September 1993 (described in Note 9), Genzyme Corporation ("Genzyme") made a $5 million equity investment in Aronex Pharmaceuticals which resulted in Genzyme's ownership of approximately 9% of the Aronex Pharmaceuticals' outstanding Common Stock at the time the investment was made. In September 1994, Aronex Pharmaceuticals issued to Genzyme 66,162 additional shares which were contingent on certain stock performance criteria. In November 1993, Aronex Pharmaceuticals sold 1,250,000 shares of its Common Stock in a secondary public offering for $9.00 per share which, together with the over-allotment exercise for 152,250 shares of its Common Stock, raised net proceeds of approximately $11.5 million. In May 1996, Aronex Pharmaceuticals sold 3,000,000 shares of its Common Stock in a secondary public offering for $10.00 per share which, together with the over-allotment exercise for 450,000 shares of its Common Stock, raised net proceeds of approximately $32.1 million. In November 1998 Abbott Laboratories ("Abbott") purchased 837,989 shares of Common Stock under a stock purchase agreement for $3,000,000 and also entered into a licensing agreement with the Company relating to NYOTRAN(R) (described in Note 9).

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In April 1992, the stockholders approved a 1 for 3.3 reverse stock split and in July 1996, approved a 1 for 2 reverse stock split. Retroactive effect has been given to the reverse stock splits in stockholders' equity and in all per share data in the accompanying financial statements.

         Common Stock Warrants

         At December 31, 1998, Aronex Pharmaceuticals had warrants outstanding, relating to certain financing and leasing transactions, to purchase 17,951 shares of Common Stock at exercise prices ranging from $3.63 per share to $12.00 per share. The warrants expire at various dates through March 2001.

         Aronex Pharmaceuticals issued warrants to purchase approximately 9.0 million shares of Common Stock in connection with the Oncologix merger in 1995 (see Note 4). At December 31, 1998, warrants to purchase approximately 160,000 shares of Common Stock remained outstanding at an exercise price of $12.00 per share. The warrants expire in December 1999.

         Contingent Stock Rights

         In connection with the Triplex and Oncologix mergers, Aronex Pharmaceuticals issued $10.1 million contingent stock rights. At December 31, 1998, $5.0 million contingent stock rights remain outstanding, contingent upon the development and licensing of a certain product (see Note 4).

7.       STOCK OPTION PLANS

         During 1989, Aronex Pharmaceuticals' stockholders approved the 1989 Stock Option Plan (the "Plan"). The Plan, as amended in 1992 and in May 1997, authorizes the issuance of options covering the greater of (i) 2,490,000 shares of Common Stock or (ii) 17% of the shares of Common Stock outstanding on the last day of the preceding fiscal quarter. The term of each option ranges from five to seven years from the date of grant. At December 31, 1998, 203,318, shares were available for future grant under the Plan.

         A summary of stock option activity for the Plan follows:

                                                    OPTIONS          PRICE
                                                  OUTSTANDING      PER SHARE
                                                  -----------   ---------------
            Balance at December 31, 1995 ......      788,537    $0.04 to $14.88
                  Granted .....................      533,200    $5.50 to $12.00
                  Exercised ...................      (93,541)   $0.04 to $ 9.50
                  Forfeited ...................     (109,047)   $4.24 to $11.00
                                                   ---------    ---------------
            Balance at December 31, 1996 ......    1,119,149    $0.04 to $14.88
                  Granted .....................    1,232,578    $4.06 to $ 8.88
                  Exercised ...................     (150,556)   $0.04 to $ 5.50
                  Forfeited ...................     (240,454)   $0.66 to $10.50
                                                   ---------    ---------------
            Balance at December 31, 1997 ......    1,960,717    $0.04 to $14.88
                  Granted .....................      336,114    $2.06 to $ 4.63
                  Exercised ...................      (42,638)   $0.04 to $ 0.68
                  Forfeited ...................     (228,946)   $3.88 to $14.88
                                                   ---------    ---------------
            Balance at December 31, 1998 ......    2,025,247    $0.04 to $14.88
                                                   =========    ===============
            Exercisable at December 31, 1998...    1,520,901    $0.04 to $14.88
                                                   =========    ===============

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         During June 1998, Aronex Pharmaceuticals' stockholders approved the 1998 Stock Option Plan (the "1998 Plan"). This plan authorizes the issuance of options to purchase up to 750,000 shares of Common Stock. Shares issued under the 1998 Plan expire 10 years from the date of issuance. In 1998, options to purchase 370,000 shares of Common Stock were issued to employees and 320,000 of these shares will vest at the earlier of various dates based on the achievement of corporate and personal goals as determined by the Board of Directors' compensation committee and the achievement of specific Common Stock price targets or nine years and ten months from the date of grant.


         A summary of stock option activity for the 1998 Plan follows:

                                                    OPTIONS          PRICE
                                                  OUTSTANDING      PER SHARE
                                                  -----------   ---------------
            Balance at December 31, 1997 ......           --    $           --
                  Granted .....................      370,000    $2.44 to $3.88
                  Exercised ...................           --    $           --
                  Forfeited ...................           --    $           --
                                                  ----------    --------------
            Balance at December 31, 1998 ......      370,000    $2.44 to $3.88
                                                  ==========    ==============
            Exercisable at December 31, 1998...       10,000    $         2.44
                                                  ==========    ==============

        During 1993, Aronex Pharmaceuticals adopted the 1993 Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan, as amended effective in May 1997, authorizes the issuance of options to purchase up to 600,000 shares of Common Stock. Shares issued under the Director Plan expire 10 years from the date of issuance. The Director Plan allows for the issuance of two types of grants: Formula Grants and Discretionary Grants. Formula Grants are fully vested when issued and are issued at a price equal to the fair market value of Aronex Pharmaceuticals' stock at the date of issuance. Each Non-Employee Director was issued 12,500 Formula Grants on November 14, 1995. In addition, the following Formula Grants are issued under the Director Plan: (1) options to purchase 25,000 shares of common stock to each Non-Employee Director upon first being elected to the Board of Directors and (2) options to purchase 7,500 shares of Common Stock annually, beginning on December 31, 1997, to each Non-Employee Director who has served as a director for at least six months. Additionally, under the Director Plan, as amended in 1997, on March 17, 1997, each Non-Employee Director received an option to purchase 16,250 shares of Common Stock. These options were fully vested when issued and were issued at a price equal to the fair market value of Aronex Pharmaceuticals' stock at the date of issuance. Discretionary Grants may be issued by the Compensation Committee of the Board of Directors and may be issued at less than the fair market value of Aronex Pharmaceuticals' stock. In 1997, grants to purchase a total of 15,000 shares of Common Stock were issued to one Non-Employee Director. These options were fully vested when issued and were issued at a price equal to the fair market value of Aronex Pharmaceuticals' stock at the date of issuance. In 1996, Discretionary Grants to purchase a total of 87,500 shares of Common Stock were issued to two Non-Employee Directors. These options vest over four years and were issued at less than the fair market value of Aronex Pharmaceuticals' Common Stock at the date of grant.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        A summary of stock option activity for the Director Plan follows:

                                                    OPTIONS         PRICE
                                                  OUTSTANDING     PER SHARE
                                                  -----------  ---------------
            Balance at December 31, 1995 .......    102,500    $5.50 to $11.00
            Granted ............................    110,000    $5.50 to $ 9.38
            Exercised ..........................    (12,500)   $          5.50
                                                    -------    ---------------
            Balance at December 31, 1996 .......    200,000    $5.50 to $ 9.38
            Granted ............................    167,500    $4.25 to $11.00
            Exercised ..........................         --    $            --
                                                    -------    ---------------
            Balance at December 31, 1997 .......    367,500    $4.25 to $11.00
            Granted ............................     62,500    $2.00 to $ 2.53
            Exercised ..........................         --    $            --
                                                    -------    ---------------
            Balance at December 31, 1998 .......    430,000    $2.00 to $11.00
                                                    =======    ===============
            Exercisable at December 31, 1998 ...    386,250    $2.00 to $11.00
                                                    =======    ===============

         Aronex Pharmaceuticals records deferred compensation for the difference between the grant price and the deemed fair value for financial statement presentation purposes related to options. The balance at December 31, 1998 was $380,000. In 1996, 1997 and 1998, $553,000, $464,000 and $499,000
respectively, in related expense was recorded. The balance will be amortized to expense over the remaining vesting periods of the options.

         Aronex Pharmaceuticals accounts for these plans under APB Opinion No. 25, under which compensation expense was recorded. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("SFAS 123"), Aronex Pharmaceuticals' net loss per share would have been increased to the following pro forma amounts:

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                    ------------------------------------------
                                        1996           1997           1998
                                    ------------   ------------   ------------
Net Loss:
  As reported ...................   $ (8,030,000)  $(16,991,000)  $(18,231,000)
                                    ============   ============   ============
  Pro forma .....................   $ (9,062,000)  $(19,129,000)  $(19,598,000)
                                    ============   ============   ============

Loss Per Share (basic and diluted):
  As reported ...................   $      (0.62)  $      (1.14)  $      (1.17)
                                    ============   ============   ============
  Pro forma .....................   $      (0.69)  $      (1.28)  $      (1.26)
                                    ============   ============   ============

         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998, respectively: risk-free interest rates of 5.4% to 6.4%, 5.7% to 6.9% and 4.3% to 5.8%, with no expected dividends; expected lives of 5 years and expected volatility of 116% in 1996, 114% in 1997 and 113% in 1998.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         A summary of the status of Aronex Pharmaceuticals' three stock option plans as of December 31, 1996, 1997 and 1998 and charges during the years ending on those dates is presented below:

                                               1996                      1997                        1998
                                     ------------------------   ------------------------   ------------------------
                                                    WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                     AVERAGE                    AVERAGE                    AVERAGE
                                                    EXERCISE                   EXERCISE                   EXERCISE
        FIXED OPTIONS                  SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
-----------------------------------  ----------    ----------   ----------    ----------   ----------    ----------
Balance at beginning of year ......     891,037    $     4.29    1,319,149    $     5.27    2,328,217    $     5.37
Granted ...........................     643,200    $     6.89    1,400,078    $     4.99      768,614    $     3.52
Repriced ..........................          --    $       --           --    $       --           --    $       --
Exercised .........................    (106,041)   $     3.24     (150,556)   $     1.43      (42,638)   $     0.18
Forfeited .........................    (109,047)   $     6.75     (240,454)   $     5.91     (228,946)   $     5.27
                                     ----------                 ----------                 ----------
Balance at end of year ............   1,319,149    $     5.27    2,328,217    $     5.37    2,825,247    $     4.96
                                     ==========                 ==========                 ==========
Options exercisable at year end ...     437,391    $     4.10      915,103    $     5.56    1,917,151    $     5.40
                                     ==========                 ==========                 ==========
Weighted-average fair value of
options granted during the year ...  $     7.99                 $     4.02                 $     2.68

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                    OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                  ------------------------------------------------------   -----------------------------------
                        NUMBER        WEIGHTED-AVERAGE                         NUMBER
      RANGE OF      OUTSTANDING AT        REMAINING     WEIGHTED-AVERAGE    EXERCISABLE AT    WEIGHTED-AVERAGE
EXERCISE PRICES   DECEMBER 31, 1998   CONTRACTUAL LIFE   EXERCISE PRICE    DECEMBER 31, 1998   EXERCISE PRICE
---------------   -----------------   ----------------  ----------------   -----------------  ----------------
$0.04 - $ 3.00          202,050              7.6            $  2.00              110,250          $  1.62
$3.01 - $ 7.00        2,245,460              6.0            $  4.68            1,508,829          $  4.98
$7.01 - $14.88          377,737              6.0            $  8.19              298,072          $  8.30
                      ---------                                                ---------
                      2,825,247                                                1,917,151
                      =========                                                =========

8.       FEDERAL INCOME TAXES

         Aronex Pharmaceuticals recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

         A reconciliation of the statutory federal income tax rate to Aronex Pharmaceuticals' effective income tax rate for the periods ended December 31, 1996, 1997 and 1998 is as follows:

                                                         1996       1997       1998
                                                        ------     ------     ------
Statutory rate                                           (34.0)%    (34.0)%    (34.0)%
Purchase of in-process research and development            1.1%       6.6%       0.0%
Stock option compensation not deductible (deductible)     (0.3)%     (0.2)%     (0.0)%
Other                                                       --       (0.7)%      0.9%
Adjustment to deferred tax valuation allowance            33.2%      28.3%      33.1%
                                                        ------     ------     ======
                                                           0.0%       0.0%       0.0%
                                                        ======     ======     ======

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Significant components of Aronex Pharmaceuticals' net deferred tax asset at December 31, 1997 and 1998 are as follows:

                                                                     1997            1998
                                                                 ------------    ------------
Deferred tax assets relating to:
   Federal net operating loss carryforwards ..................   $ 27,640,500    $ 35,760,000
   Financial statement depreciation and amortization in
        excess of (less than) amount deductible for income
        tax purposes .........................................        132,000         121,400
   Accrued liabilities not currently deductible
        for income tax purposes ..............................        725,100         739,300
   Equity in loss of affiliate not currently
        deductible for income tax purposes ...................        170,000         170,000
   Other items, net ..........................................        (19,400)        (34,300)
                                                                 ------------    ------------
Total deferred items, net ....................................     28,648,000      36,756,400
Deferred tax valuation allowance .............................    (28,648,000)    (36,756,400)
                                                                 ------------    ------------
Net deferred tax asset .......................................   $         --    $         --
                                                                 ============    ============

          At December 31, 1998, Aronex Pharmaceuticals had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $102.2 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit Aronex Pharmaceuticals' ability to utilize these NOLs and tax credits. Accordingly, Aronex Pharmaceuticals' ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the merger (see Note 4) with Triplex and Oncologix, a change in control as defined by federal income tax law occurred, causing the use of these carryforwards to be limited and possibly eliminated. Additionally, because United States tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, Aronex Pharmaceuticals may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. Due to the possibility of not reaching a level of profitability that will allow for the utilization of Aronex Pharmaceuticals' deferred tax assets, a valuation allowance has been established to offset these tax assets. The valuation allowance increased $3,504,000, $5,551,800 and $8,108,400 for the years ended December 31, 1996, 1997 and 1998, respectively. These increases were primarily due to Aronex Pharmaceuticals' losses from operations for such periods and the valuation allowance for the net operating loss carryforwards acquired in the 1995 mergers with Triplex and Oncologix (See Note 4). Aronex Pharmaceuticals has not made any federal income tax payments since inception.

9.        LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

          Aronex Pharmaceuticals has two exclusive license agreements with M.D. Anderson that may be terminated in the event of a material breach of the terms of the agreement or for failure to convert the licensed subject matter to a commercial form. However, Aronex Pharmaceuticals believes its ongoing research and development efforts currently satisfy this obligation to commercialize.

          The license agreements require Aronex Pharmaceuticals to pay royalties for licensed patent products or processes based on cumulative net sales percentages. Aronex Pharmaceuticals must also pay M.D. Anderson $200,000 for each FDA-approved product resulting from certain licensed research tasks. No royalties have been paid to date since Aronex Pharmaceuticals has had no sales.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          For the years ended December 31, 1996, 1997 and 1998, Aronex Pharmaceuticals paid M.D. Anderson $144,000, $108,000 and $23,000, respectively, for research performed on behalf of Aronex Pharmaceuticals. At December 31, 1998, Aronex Pharmaceuticals was committed to pay M.D. Anderson $117,000 for research through November 15, 1999.

          In 1993, Aronex Pharmaceuticals entered into a non-exclusive license agreement with a pharmaceutical company to use a patented process in the manufacture, use and sale of certain of Aronex Pharmaceuticals' products with an initial fee of $30,000. Annual royalty payments by Aronex Pharmaceuticals are to be computed as a percentage of sales, as defined in the agreement. The royalty payments shall not exceed $1 million in a calendar year and expire upon expiration of the licensed patents.

          In 1993, Aronex Pharmaceuticals entered into a license and development agreement with Genzyme to develop and commercialize ATRAGEN(R). The initial focus of the collaboration was the development of ATRAGEN(R) for the treatment of myelogenous leukemias and certain non-hematologic cancers. Aronex Pharmaceuticals and Genzyme shared clinical development responsibilities and research program funding through the end of 1996. Under the agreement, Genzyme was required to make up to $1.5 million in milestone payments to Aronex Pharmaceuticals upon the occurrence of certain events and to pay Aronex Pharmaceuticals royalties on sales of the product. Genzyme had the right to terminate the agreement in the event of a third party claim of infringement by products subject to the agreement. Aronex Pharmaceuticals had the right to terminate the agreement if Genzyme failed to satisfy certain milestones. In connection with the collaborative agreement, Genzyme made a net $4.5 million equity investment in Aronex Pharmaceuticals and agreed to make an additional $5.0 million equity investment in Aronex Pharmaceuticals if certain developmental goals were achieved.

          In September 1996, Genzyme advanced us $2.0 million relating to the $5.0 million equity milestone. The advance does not bear interest. Early in 1997, the Company amended the agreement through which (1) the Company released Genzyme from any further obligation to perform development work for ATRAGEN(R) and (2) the license granted to Genzyme under the agreement was converted to an option to acquire the right to market and sell ATRAGEN(R) worldwide. The Company retained co-promotion rights in the United States. Genzyme was required to pay Aronex Pharmaceuticals $3.0 million no more than six months after the filing of an NDA for ATRAGEN(R) to exercise the option, and would thereafter be required to pay royalties on sales of ATRAGEN(R). Aronex Pharmaceuticals has the right to re-acquire the marketing rights at any time within the six months following Genzyme's exercise of the option by returning Genzyme's $3.0 million option exercise payment, repaying Genzyme's $2.0 million advance and paying royalties on sales of ATRAGEN(R), including $500,000 in minimum royalties in the first year. If Genzyme does not exercise its option, Aronex Pharmaceuticals is required to repay Genzyme the $2.0 million advance and to pay royalties on sales of ATRAGEN(R), including $500,000 in minimum royalties in the first year following the expiration of the option.

          In 1996, Aronex Pharmaceuticals entered into a license agreement with Boehringer Mannheim GmbH (subsequently acquired by F. Hoffman-LaRoche Ltd. ("Roche")) to develop and commercialize one of Aronex Pharmaceuticals' products, AR209. Under the agreement, Roche was responsible for funding the costs of all remaining preclinical and clinical development of AR209 and for manufacturing the product. Roche paid Aronex Pharmaceuticals $150,000 in license fees in connection with this agreement in 1997 and agreed to pay minimum annual license fees of $100,000 during the term of the agreement. In addition, Roche was required to pay Aronex Pharmaceuticals up to $2.65 million in milestone payments upon the occurrence of certain events and to pay Aronex Pharmaceuticals royalties on sales of the product. Aronex Pharmaceuticals had the option to co-promote the product under terms to be negotiated by the parties or to co-market the product if the parties are unable to reach an agreement as to the terms of a co-promotion arrangement. Roche had the right to terminate the agreement if the costs of developing AR209 were materially greater than anticipated and Roche determined, in its reasonable discretion, not to proceed with the development of the product in light of such increased costs. Aronex Pharmaceuticals had the right to terminate the agreement if Roche failed to achieve certain milestones. Both parties had the right to terminate the agreement without cause, with all rights to AR209 reverting to the non-terminating party. The agreement was

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

terminated without cause by Roche in September 1998, as a result of which all rights to AR209 have reverted to Aronex Pharmaceuticals.

          On November 12, 1998, Aronex Pharmaceuticals entered into a license agreement with Abbott for NYOTRAN(R). The license agreement provides Abbott with exclusive worldwide rights to market and sell NYOTRAN(R), subject to rights previously granted to Grupo Ferrer Internacional, S.A. in Spain and Portugal and certain copromotion rights retained by Aronex Pharmaceuticals in the United States and Canada. Under the license agreement Abbott paid Aronex Pharmaceuticals up-front payments, development milestones and development payments totaling $6.2 million in the fourth quarter of 1998. These amounts are not refundable, do not relate to any future performance obligations and were recognized as revenue in the fourth quarter of 1998. Abbott purchased 837,989 shares of Aronex Pharmaceuticals' common stock for $3.0 million under a related stock purchase agreement on November 30, 1998. Abbott is providing funding for the continuing clinical development of NYOTRAN(R) and is making subsequent milestone payments as specified regulatory goals and sales targets are achieved. Abbott will also pay to Aronex Pharmaceuticals' escalating royalties on all product sales of NYOTRAN(R).

          The strategy for the development of NYOTRAN(R) has involved several stages. The Company has conducted three Phase I clinical studies which demonstrated a favorable safety profile. The Company completed a Phase II open label study in patients with Candidemia evaluating NYOTRAN(R) at multiple doses. Although this Phase II study has been completed, it remains open on a compassionate basis to enroll patients for whom other therapies have not been effective. Results from this study indicate that a dose of one-third of the maximum tolerated dose established in Phase I appears to be efficacious. Based upon data from this study, the Company initiated Phase III comparative multicenter trials in the United States and in Europe of NYOTRAN(R) against amphotericin B in patients with presumed fungal infections. Most frequently, in a hospital environment, a patient with a fever of unknown origin will be treated with an antibiotic. When this treatment proves ineffective, the physician then presumes that the patient has a fungal infection, and begins treatment with an anti-fungal agent. The diagnosis of a confirmed fungal infection may occur several days after anti-fungal therapy has begun. The Company completed the clinical trials for presumed fungal infections in late 1998.

          To expand the potential indications for NYOTRAN(R) , the Company commenced Phase II/III trials for patients with cryptococcal meningitis and Phase II Aspergillus salvage trials. Aspergillus salvage trials are designed to treat patients with Aspergillus who have failed treatment with current products. The Company plans to file a New Drug Application for NYOTRAN(R) with the FDA in 1999 for an indication in presumed systemic fungal infections. Following the United States submission, Abbott Laboratories, the exclusive licensee for NYOTRAN(R), is expected to begin to file additional international regulatory submissions.

10.       COMMITMENTS AND CONTINGENCIES

          Aronex Pharmaceuticals leases laboratory and office space under operating leases and certain office equipment on a short-term basis. In 1997, Aronex Pharmaceuticals entered into a lease for a building from its existing landlord who was a related party until late in 1997. Under this lease, Aronex Pharmaceuticals has committed to lease 30,000 square feet for ten years beginning in January 1998. Rental expense relating to these leases was approximately $268,000, $236,000, and $667,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          Future minimum noncancellable payments under operating leases at December 31, 1998 are as follows:

                    YEAR ENDING
                    DECEMBER 31,                 AMOUNT
                    ------------               ----------
                        1999                      706,000
                        2000                      702,000
                        2001                      702,000
                        2002                      699,000
                        2003                      681,000
                     Thereafter                 2,684,000
                                               ----------
                       Total                   $6,174,000
                                               ==========

         Aronex Pharmaceuticals is subject to numerous risks and uncertainties because of the nature of and status of its operations. Aronex Pharmaceuticals maintains insurance coverage for events and in amounts that it deems appropriate. Management believes that uninsured losses, if any, will not be materially adverse to Aronex Pharmaceuticals' financial position or results of operations.

11.       RELATED PARTY TRANSACTIONS AND EMPLOYMENT AGREEMENTS

         During 1996, 1997 and 1998, Aronex Pharmaceuticals entered into employment agreements with its chief executive officer and other officers and certain employees that have initial termination dates ranging from 1998 to 2000. The agreements are thereafter automatically renewed for successive periods of twelve to eighteen months unless terminated by either party. Such agreements provide that in the case of termination without cause, the officers are entitled to payments ranging from one hundred to one hundred and fifty percent of their annual salaries. Under these agreements, Aronex Pharmaceuticals is committed to pay certain relocation costs and an amount equal to the federal income tax liability relating to a portion of the taxable relocation costs. Additionally, one of these officers has an outstanding loan with Aronex Pharmaceuticals with a balance of approximately $19,000 at December 31, 1998. This loan will be repaid over the next three years. Current annual salaries relating to these agreements total $1.4 million at December 31, 1998.

         In February 1998, Aronex Pharmaceuticals amended a consulting agreement with Aronex Pharmaceuticals' chief scientific advisor for a three-year period ending December 31, 2000, whereby Aronex Pharmaceuticals is committed to pay consulting fees of $156,000 per year through December 31, 2000. One-half of the amount to be paid over the next three years will be paid in cash and one-half will be paid in Aronex Pharmaceuticals Common Stock. Aronex Pharmaceuticals paid cash of $144,000, $156,000 and $78,000 for the years ended December 31, 1996, 1997 and 1998, respectively, and 18,352 shares of common stock in 1998, pursuant to this agreement.

         During 1996, Aronex Pharmaceuticals paid $2,500 in consulting fees to a consulting firm which is wholly-owned by a former member of the Board of Directors.

12.       401(k) PLAN

         Aronex Pharmaceuticals maintains a retirement savings plan, effective as amended on January 1, 1991, in which any employee of Aronex Pharmaceuticals who has completed one month of employment may elect to participate. The plan is an individual account plan providing for deferred compensation as described in
Section 401(k) of the Code and is subject to, and intended to comply with, the Employee Retirement Income Security Act of 1974, as amended. Each eligible employee is permitted to contribute up to 20% of his annual salary up to the applicable statutory maximum prescribed in the Code. Aronex Pharmaceuticals may, in its discretion, contribute an amount equal to the employee's contribution, but such Company contribution may not exceed an amount equal to 6% of the employee's compensation. A participant is 50% vested in the accrued benefits derived from Aronex

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pharmaceuticals' contributions after completion of one year of employment following his election to participate in the plan, and 100% vested in such contributions after completion of two years of employment following such election. Participants may receive hardship loans under the terms of the plan. The plan provides for distributions in the event a participant dies, reaches the age of 65, becomes disabled or terminates his employment prior to the age of 65. Aronex Pharmaceuticals made contributions of approximately $40,000, $45,700 and $56,500 under the 401(k) plan for the years ended December 31, 1996, 1997 and 1998, respectively.

13.      EMPLOYEE STOCK PURCHASE PLAN

         In December 1996, the Board of Directors adopted the 1997 Employee Stock Purchase Plan and reserved 250,000 shares of Common Stock for issuance thereunder. The plan permits employees to purchase Common Stock through payroll deductions of up to 15% of their compensation subject to limitations as defined by the Internal Revenue Service. Purchases of Common Stock are made at the lower of 85% of fair market value at the beginning or end of each six-month offering period. In 1997, 21,392 shares were purchased by employees at $3.31 and $3.19 per share. In 1998, 39,516 shares were purchased by employees at $3.35 and $1.70 per share.

14.      EVENTS SUBSEQUENT TO YEAR END

         In February 1999, Aronex Pharmaceuticals, Inc. raised net proceeds of approximately $11.8 million in a public offering of 6,000,000 shares of Common Stock. In connection with this offering, the Company issued warrants to purchase 600,000 shares of Common Stock at a price of $3.28 per share. These warrants expire in February 2003.

         In March 1999, Genzyme notified the Company that they do not intend to exercise their option. As a result of the election, the Company has reacquired full marketing rights to ATRAGEN(R) on a worldwide basis and the Company is obligated to repay Genzyme the $2.0 million advance by April 24, 1999 and to pay product royalties, including $500,000 in minimum royalties by April 24, 2000.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
  3.1        Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Aronex Pharmaceuticals' Quarterly
             Report on Form 10-Q for the quarterly period ending June 30, 1997
             (the "June 1997 Form 10-Q")).

  3.2        Restated Bylaws (incorporated by reference to Exhibit 3.2 to
             Aronex Pharmaceuticals' Registration Statement on Form S-1 (No.
             33-47418) (the "1992 Registration Statement"), as declared effective by the Commission on July 10, 1992).

  4.1 Specimen certificate for shares of Common Stock, par value $0.001 per share (incorporated by reference to Exhibit 4.1 to Aronex
             Pharmaceuticals' Annual Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).

  10.1       Registration Rights Agreement dated August 2, 1989, by and among
             Aronex Pharmaceuticals and certain of its stockholders
             (incorporated by reference to Exhibit 10.2 to the 1992
             Registration Statement).

  10.2       First Amendment to Registration Rights Agreement dated April 18,
             1990, by and among Aronex Pharmaceuticals and certain of its stockholders (incorporated by reference to Exhibit 10.3 to the 1992 Registration Statement).

  10.3       Second Amendment to Registration Rights Agreement dated October
             31, 1991, by and among Aronex Pharmaceuticals and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the 1992 Registration Statement).

  10.4       Third Amendment to Registration Rights Agreement dated September
             10, 1993, among and certain of its stockholders (incorporated by reference to Exhibit 10.24 to Aronex Pharmaceuticals' Registration
             Statement on Form S-1 (No. 33-71166) (the "1993 Registration
             Statement"), as declared effective by the Commission on November
             15, 1993).

  10.5       Fourth Amendment to Registration Rights Agreement dated January
             20, 1994, among Aronex Pharmaceuticals and certain of its stockholders (incorporated by reference to Exhibit 10.28 to Aronex
             Pharmaceuticals' Annual Report on Form 10-K for the year ended
             December 31, 1993 (the "1993 Form 10-K")).

  10.6+ Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the June 1997 Form 10-Q).

  10.7+      Amended and Restated 1993 Non-Employee Director Stock Option
             Plan (incorporated by reference to Exhibit 10.2 to the June 1997
             Form 10-Q).

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
  3.1        Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Aronex Pharmaceuticals' Quarterly
             Report on Form 10-Q for the quarterly period ending June 30, 1997
             (the "June 1997 Form 10-Q")).

  3.2        Restated Bylaws (incorporated by reference to Exhibit 3.2 to
             Aronex Pharmaceuticals' Registration Statement on Form S-1 (No.
             33-47418) (the "1992 Registration Statement"), as declared effective by the Commission on July 10, 1992).

  4.1 Specimen certificate for shares of Common Stock, par value $0.001 per share (incorporated by reference to Exhibit 4.1 to Aronex
             Pharmaceuticals' Annual Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).

  10.1       Registration Rights Agreement dated August 2, 1989, by and among
             Aronex Pharmaceuticals and certain of its stockholders
             (incorporated by reference to Exhibit 10.2 to the 1992
             Registration Statement).

  10.2       First Amendment to Registration Rights Agreement dated April 18,
             1990, by and among Aronex Pharmaceuticals and certain of its stockholders (incorporated by reference to Exhibit 10.3 to the 1992 Registration Statement).

  10.3       Second Amendment to Registration Rights Agreement dated October
             31, 1991, by and among Aronex Pharmaceuticals and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the 1992 Registration Statement).

  10.4       Third Amendment to Registration Rights Agreement dated September
             10, 1993, among and certain of its stockholders (incorporated by reference to Exhibit 10.24 to Aronex Pharmaceuticals' Registration
             Statement on Form S-1 (No. 33-71166) (the "1993 Registration
             Statement"), as declared effective by the Commission on November
             15, 1993).

  10.5       Fourth Amendment to Registration Rights Agreement dated January
             20, 1994, among Aronex Pharmaceuticals and certain of its stockholders (incorporated by reference to Exhibit 10.28 to Aronex
             Pharmaceuticals' Annual Report on Form 10-K for the year ended
             December 31, 1993 (the "1993 Form 10-K")).

  10.6+ Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the June 1997 Form 10-Q).

  10.7+      Amended and Restated 1993 Non-Employee Director Stock Option
             Plan (incorporated by reference to Exhibit 10.2 to the June 1997
             Form 10-Q).

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
  10.8+      1998 Stock Option Plan (incorporated by reference to Exhibit
             10.1 to Aronex Pharmaceuticals' Quarterly Report on Form 10-Q for
             the quarterly period ended June 30, 1998 (the "June 1998 Form
             10-Q")).

  10.9       Exclusive License Agreement dated October 15, 1986, between Aronex
             Pharmaceuticals, The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center
             (incorporated by reference to Exhibit 10.8 to the 1992
             Registration Statement).

  10.10      Research and Development Contract dated October 1, 1986, between
             Aronex Pharmaceuticals, The University of Texas System Board of
             Regents and The University of Texas M.D. Anderson Cancer Center, together with amendments and extensions thereto (incorporated by reference to Exhibit 10.9 to the 1992 Registration Statement).

  10.11      Exclusive License Agreement dated July 1, 1988, between Aronex
             Pharmaceuticals, The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center, together with amendments and extensions thereto (incorporated by reference to Exhibit 10.10 to the 1992 Registration Statement).

  10.12      Research and Development Contract dated July 1, 1988, between
             Aronex Pharmaceuticals, The University of Texas System Board of
             Regents and The University of Texas M.D. Anderson Cancer Center, together with amendments and extensions thereto (incorporated by reference to Exhibit 10.11 to the 1992 Registration Statement).

  10.13 Amendment No. 2 to Exclusive License Agreement dated July 9, 1993, among Aronex Pharmaceuticals, The University of Texas System Board of Regents and The University of Texas M.D. Anderson Cancer Center
             (incorporated by reference to Exhibit 10.20 to the 1993
             Registration Statement).

  10.14      Sponsored Laboratory Study Agreement dated July 9, 1993, between
             Aronex Pharmaceuticals and The University of Texas M.D. Anderson
             Cancer Center (incorporated by reference to Exhibit 10.21 to the 1993 Registration Statement).

  10.15      Technology Transfer Agreement dated July 18, 1989, among Triplex
             Pharmaceutical Corporation and Baylor College of Medicine, BCM
             Technologies, Inc., Michael Edward Hogan and Donald Joseph Kessler
             (incorporated by reference to Exhibit 10.61 to Aronex
             Pharmaceuticals' Registration Statement on Form S-4 (No. 33-91584) dated July 24, 1995 (the "Merger Registration Statement")).

  10.16      Form of Key Management Proprietary Information and Inventions and
             Noncompetition Agreement (incorporated by reference to Exhibit
             10.23 to the 1992 Registration Statement).

  10.17      Form of Proprietary Information and Inventions Agreement
             (incorporated by reference to Exhibit 10.24 to the 1992
             Registration Statement).

  10.18      Stock Purchase Warrant dated March 29, 1990, from Aronex
             Pharmaceuticals in favor of MMC/GATX Partnership No.1
             (incorporated by reference to Exhibit 10.28 to the 1992
             Registration Statement).

  10.19      Common Stock Purchase Warrant dated June 28, 1993 from Aronex
             Pharmaceuticals in favor of MMC/GATX Partnership No. 1
             (incorporated by reference to Exhibit 10.22 to the 1993 Form
             10-K).

  10.20      Common Stock Purchase Warrant dated March 21, 1994 from Aronex
             Pharmaceuticals in favor of MMC/GATX Partnership No. 1
             (incorporated by reference to Exhibit 10.4 to Aronex
             Pharmaceuticals' Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "March 1994 Form 10-Q")).

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
  10.21      License and Development Agreement dated September 10, 1993, between Aronex Pharmaceuticals and Genzyme Corporation
             (incorporated by reference to Exhibit 10.22 to the 1993
             Registration Statement).

  10.22      Common Stock Purchase Agreement dated September 10, 1993, between
             Aronex Pharmaceuticals and Genzyme Corporation (incorporated by reference to Exhibit 10.23 to the 1993 Registration Statement).

  10.23      Amendment No. 2 to License and Development Agreement dated
             September 10, 1996, between Aronex Pharmaceuticals and Genzyme
             Corporation (incorporated by reference to Exhibit 10.1 to Aronex
             Pharmaceuticals' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (the "September 1996 Form
             10-Q")).

  10.24      Amendment No. 2 to Stock Purchase Agreement dated September 10,
             1996, between Aronex Pharmaceuticals and Genzyme Corporation
             (incorporated by reference to Exhibit 10.2 to the September 1996
             Form 10-Q).

  10.25      Amendment No. 3 to License and Development Agreement dated March
             25, 1997, between Aronex Pharmaceuticals and Genzyme Corporation
             (incorporated by reference to Exhibit 10.1 to Aronex
             Pharmaceuticals' Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997 (the "March 1997 Form 10-Q")).

  10.26      Amendment No. 3 to Common Stock Purchase Agreement dated March 25,
             1997, between Aronex Pharmaceuticals and Genzyme Corporation
             (incorporated by reference to Exhibit 10.2 to the March 1997 Form
             10-Q).

  10.27      Licensing Agreement dated December 7, 1996, between Aronex
             Pharmaceuticals and Boehringer Mannheim GmbH (incorporated by reference to Exhibit 10.51 to Aronex Pharmaceuticals' Annual
             Report on Form 10-K for the fiscal year ended December 31, 1996).

  10.28      Plan and Agreement of Merger dated February 22, 1995, among
             Triplex Pharmaceutical Corporation, Argus Pharmaceuticals, Inc.
             and API Acquisition Company No. 1 (incorporated by reference to
             Exhibit 1.1 to Aronex Pharmaceuticals' Current Report on Form 8-K dated February 22, 1995 (the "February 1995 Form 8-K")).

  10.29 Form of Certificate of Contingent Interest (incorporated by reference to Exhibit 1.2 to the February 1995 Form 8-K).

  10.30      Agreement and Plan of Merger dated February 22, 1995, among
             Oncologix, Inc.,Aronex Pharmaceuticals and API Acquisition Company
             No. 2 (incorporated by reference to Exhibit 1.7 to the February
             1995 Form 8-K).

  10.31 Form of Warrant (incorporated by reference to Exhibit 1.8 to the February 1995 Form 8-K).

  10.32 Agreement between Oncologix and HCV Group (incorporated by reference to Exhibit 1.9 to the February 1995 Form 8-K).

  10.33      Exchange Agreement dated December 2, 1995, among Aronex
             Pharmaceuticals, Health Care Ventures I, L.P., Health Care
             Ventures II, L.P., Health Care Ventures III, L.P., and Health Care
             Ventures IV, L.P. (incorporated by reference to Exhibit 1.2 to
             Aronex Pharmaceuticals' Current Report on Form 8-K dated December
             12, 1995).

  10.34+     Employment Agreement dated March 12, 1997, between Aronex
             Pharmaceuticals and David S. Gordon, M.D. (incorporated by reference to Exhibit 10.4 to the March 1997 Form 10-Q).

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
  10.35+     Employment Agreement dated July 28, 1997, between Aronex
             Pharmaceuticals and Janet Walter (incorporated by reference to
             Exhibit 10.1 to Aronex Pharmaceuticals' Quarterly Report on Form
             10-Q for fiscal quarter ended September 30, 1997).

  10.36+     Employment Agreement dated November 3, 1997 between Aronex
             Pharmaceuticals' and Geoffrey Cox, Ph.D. (incorporated by reference to Exhibit 10.39 to Aronex Pharmaceuticals' Annual
             Report on Form 10-K for the fiscal year ended December 31, 1997
             (the "1997 Form 10-K")).

  10.37+     Employment Termination and Severance Agreement dated January 1,
             1998, between Aronex Pharmaceuticals and James M. Chubb, Ph.D.
             (incorporated by reference to Exhibit 10.1 to Aronex
             Pharmaceuticals' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the "March 1998 Form 10-Q")).

  10.38+     Consulting Agreement dated January 1, 1998, between Aronex
             Pharmaceuticals and Gabriel Lopez-Berestein (incorporated by reference to Exhibit 10.2 to the March 1998 Form 10-Q).

  10.39+     Consulting Agreement dated April 1, 1998, between Aronex
             Pharmaceuticals and Roman Perez-Solar (incorporated by reference to Exhibit 10.3 to the March 1998 Form 10-Q).

  10.40+     Employment Agreement dated June 12, 1998, between Aronex
             Pharmaceuticals and Praveen Tyle, Ph.D. (incorporated by reference to Exhibit 10.2 to the June 1998 Form 10-Q).

  10.41+     Employment Agreement dated June 12, 1998, between Aronex
             Pharmaceuticals and Paul A. Cossum, Ph.D. (incorporated by reference to Exhibit 10.3 to the June 1998 Form 10-Q).
  10.42+     Employment Agreement dated June 12, 1998, between Aronex
             Pharmaceuticals and Terance A. Murnane (incorporated by reference to Exhibit 10.4 to the June 1998 Form 10-Q).

  10.43      Lease Agreement dated April 4, 1997, between Aronex
             Pharmaceuticals and The Woodlands Corporation (incorporated by reference to Exhibit 10.3 to the June 1997 Form 10-Q).

  10.44++    License Agreement dated November 12, 1998, between Aronex
             Pharmaceuticals and Abbott Laboratories (incorporated by reference to Exhibit 10.1 to the December 2, 1998 Form 8-K).

  10.45++    Stock Purchase Agreement dated November 12, 1998, between
             Aronex Pharmaceuticals and Abbott Laboratories (incorporated by reference to Exhibit 10.2 to the December 2, 1998 Form 8-K).

  10.46*     Placement Agency Agreement dated as of November 19, 1998 between
             Aronex Pharmaceuticals, Inc. and Paramount Capital, Inc.

  10.47 Form of Warrant issued on February 23, 1999 for the purchase of an aggregate of 600,000 shares of common stock (included herein as Exhibit C to Placement Agency Agreement which is filed herewith as
             Exhibit 10.46)

  11.1*      Statement regarding computation of loss per share.

  23.1*      Consent of Arthur Andersen LLP.

  24.1 Power of attorney (included on the signature page of this Registration Statement).

  27         Financial Data Schedule

---------

*        Filed herewith.

+        Management Contract or Compensatory Plan.

++ Portions of this exhibit have been omitted based upon a request for confidential treatment pursuant to Rule 24b-2g of the Exchange Act. Such omitted portions have been filed separately with the Commission.