Form 10-Q
period 1999-03-31
ARONEX PHARMACEUTICALS INC
filed 1999-05-17
CIK 854691

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the Quarterly Period Ended March 31, 1999
                                       OR

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

                                  Yes  X  No
                                      ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                CLASS                       OUTSTANDING AT MARCH 31, 1999
     --------------------------             -----------------------------
    Common Stock, $.001 par value                22,494,671 shares


================================================================================

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         QUARTERLY PERIOD MARCH 31, 1999

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
Factors Affecting Forward-Looking Statements................................................................      3

PART I.           FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements..................................................................      3

         Consolidated Balance Sheets - December 31, 1998 and March 31, 1999 (unaudited).....................      4

         Consolidated Statements of Operations:
           Three Months Ended March 31, 1998 and March 31, 1999
           (unaudited) and for the Period from Inception (June 13, 1986)
           through March 31, 1999 (unaudited)...............................................................      5

         Consolidated Statements of Cash Flows:
           Three Months Ended March 31, 1998 and March 31, 1999
           (unaudited) and for the Period from Inception (June 13, 1986)
           through March 31, 1999 (unaudited)...............................................................      6

         Notes to Consolidated Financial Statements - March 31, 1999........................................      7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................................................      9


PART II.           OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...................................................................     13


SIGNATURES .................................................................................................     14

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business -- Manufacturing," "-- Sales and Marketing," "-- Patents and Proprietary Rights," "-- Government Regulation," "-- Competition" and "-- Additional Business Risks" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-- Liquidity and Capital Resources" included elsewhere in this report.

PART I.           FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed pursuant to
Section 13 or 15(d) of the Exchange Act.

         The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                                                          MARCH 31,
                                                                                      DECEMBER 31,           1999
                                                                                         1998             (UNAUDITED)
                                                                                    ---------------      -------------
Current Assets:
   Cash and cash equivalents.................................................       $        11,338      $      11,007
   Short-term investments....................................................                 7,757             16,630
   Accounts receivable.......................................................                   132                328
   Prepaid expenses and other assets.........................................                   260                479
                                                                                    ---------------      -------------
        Total current assets.................................................                19,487             28,444

Long-term investments........................................................                 1,295              1,222
Furniture, equipment and leasehold improvements, net of accumulated
depreciation of $2,839 and $3,003, respectively..............................                 2,263              2,173
                                                                                    ---------------      -------------
        Total assets.........................................................       $        23,045      $      31,839
                                                                                    ===============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.....................................       $         5,319      $       4,813
   Accrued payroll...........................................................                   885                804
   Advance from Genzyme......................................................                 2,000              2,000
   Current portion of notes payable and obligations under capital leases.....                   219                317
                                                                                    ---------------      -------------
        Total current liabilities............................................                 8,423              7,934

Long-term liabilities:
   Notes payable and obligations under capital leases, net of current portion                 1,012              1,391
                                                                                    ---------------      -------------
        Total long-term liabilities..........................................                 1,012              1,391

Commitments and contingencies

Stockholders' equity:
   Preferred stock $.001 par value, 5,000,000 shares authorized,
        none issued and outstanding..........................................                    --                 --
   Common stock $.001 par value, 30,000,000 shares authorized,
        16,379,309 and 22,494,671 shares issued and outstanding,
        respectively.........................................................                    16                 22
   Additional paid-in capital................................................               100,704            112,580
   Treasury stock............................................................                   (11)               (11)
   Deferred compensation.....................................................                  (380)              (284)
   Unrealized gain on investments............................................                   716                817
   Deficit accumulated during development stage..............................               (87,435)           (90,610)
                                                                                    ---------------      -------------
        Total stockholders' equity...........................................                13,610             22,514
                                                                                    ---------------      -------------
   Total liabilities and stockholders' equity................................       $        23,045      $      31,839
                                                                                    ===============      =============

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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                   (UNAUDITED)




                                                                                          PERIOD FROM
                                                                                           INCEPTION
                                                                                           (JUNE 13,
                                                                THREE MONTHS ENDED           1986)
                                                                     MARCH 31,              THROUGH
                                                             ------------------------      MARCH 31,
                                                               1998           1999           1999
                                                             ---------      ---------      ---------
Revenues:
   Interest income .....................................     $     417      $     304      $   7,150
   Research and development grants and contracts .......           103          3,282         15,069
                                                             ---------      ---------      ---------
        Total revenues .................................           520          3,586         22,219
                                                             ---------      ---------      ---------

Expenses:
   Research and development ............................         4,522          5,934         81,862
   Purchase of in-process research and development .....            --             --         11,625
   General and administrative ..........................           904            785         17,943
   Interest expense and other ..........................             5             42          1,399
                                                             ---------      ---------      ---------
        Total expenses .................................         5,431          6,761        112,829
                                                             ---------      ---------      ---------

Net loss ...............................................     $  (4,911)     $  (3,175)     $ (90,610)
                                                             =========      =========      =========

Basic and diluted loss per share .......................     $   (0.32)     $   (0.17)
                                                             =========      =========

Weighted average shares used in computing basic and
   diluted loss per share ..............................        15,461         18,894



                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                   (UNAUDITED)


Comprehensive Income:
   Net Loss.............................................     $  (4,911)     $  (3,175)
   Unrealized gain on securities available for sale.....            --            101
                                                             ---------      ---------
        Comprehensive Income............................     $  (4,911)     $  (3,074)
                                                             =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (ALL AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                              PERIOD FROM
                                                                                                               INCEPTION
                                                                                                               (JUNE 13,
                                                                                    THREE MONTHS ENDED           1986)
                                                                                        MARCH 31,               THROUGH
                                                                                 ------------------------      MARCH 31,
                                                                                   1998           1999           1999
                                                                                 ---------      ---------      ---------
Cash flows from operating activities:
   Net loss ................................................................     $  (4,911)     $  (3,175)     $ (90,610)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities-
        Depreciation and amortization ......................................           169            167          5,014
        Loss (gain) on disposal of assets ..................................            (2)            (1)           199
        Compensation expense related to stock and stock options ............           111            280          4,063
        Charge for purchase of in-process research and development .........            --             --         11,547
        Unrealized gain on investment ......................................            --            101            817
        Acquisition costs, net of cash received ............................            --             --           (270)
        Accrued interest payable converted to stock ........................            --             --             97
        Loss in affiliate ..................................................            --             --            500
   Changes in assets and liabilities:
        Increase in prepaid expenses and other assets ......................          (351)          (219)          (294)
        Decrease (increase) in accounts receivable .........................           100           (196)          (328)
        Increase (decrease) in accounts payable and accrued expenses .......         1,347           (587)         5,544
        Decrease in deferred revenue .......................................            --             --           (353)
                                                                                 ---------      ---------      ---------
                  Net cash used in operating activities ....................        (3,537)        (3,630)       (64,074)

Cash flows from investing activities:
   Purchases of investments ................................................       (12,071)       (13,815)      (264,065)
   Sales of investments ....................................................        17,650          5,015        251,948
   Purchase of furniture, equipment and leasehold improvements .............        (1,165)           (77)        (6,156)
   Proceeds from sale of assets ............................................             6             --             63
   Deposits ................................................................           490             --             --
   Investment in affiliate .................................................            --             --           (500)
                                                                                 ---------      ---------      ---------
                  Net cash provided by (used in) investing activities ......         4,910         (8,877)       (18,710)

Cash flows from financing activities:
   Proceeds from notes payable .............................................            --            547          6,588
   Repayment of notes payable and principal payments under capital
     lease obligations .....................................................           (99)           (70)        (2,881)
   Purchase of treasury stock ..............................................            --             --            (11)
   Proceeds from issuance of stock .........................................             3         11,699         90,095
                                                                                 ---------      ---------      ---------
                  Net cash provided by (used in) financing activities ......           (96)        12,176         93,791
                                                                                 ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents .......................         1,277           (331)        11,007
Cash and cash equivalents at beginning of period ...........................         2,029         11,338             --
                                                                                 ---------      ---------      ---------

Cash and cash equivalents at end of period .................................     $   3,306      $  11,007      $  11,007
                                                                                 =========      =========      =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest ................................     $       5      $      43      $     909
Supplemental schedule of noncash financing activities:
   Conversion of notes payable and accrued interest to common stock ........     $      --      $      --      $   3,043


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.   ORGANIZATION

         Aronex Pharmaceuticals, Inc. (the "Company" or "Aronex Pharmaceuticals") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation ("Triplex") and Oncologix, Inc. ("Oncologix") effective September 11, 1995. In 1998, the Company formed a subsidiary, Aronex Europe Limited. Aronex Pharmaceuticals is a development-stage company that has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of future revenues. In addition, Aronex Pharmaceuticals expects to continue to incur losses for the foreseeable future, and there can be no assurance that Aronex Pharmaceuticals will successfully complete the transition from a development-stage company to successful operations. The research and development activities engaged in by Aronex Pharmaceuticals involve a high degree of risk and uncertainty. The Company's ability to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. The Company's ability to develop these operations may be immensely impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform, third-party reimbursement and product liability exposure. Additionally, the Company is reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and its exclusive license agreements with The University of Texas M.D. Anderson Cancer Center. Further, during the period required to develop these products, the Company will require additional funds which may not be available to it. Accordingly, there can be no assurance of its future success. See "Business -- Additional Business Risks" in the Company's Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

         The consolidated balance sheet at March 31, 1999 and the related consolidated statements of operations and cash flows for the three month periods ending March 31, 1999 and 1998 and the period from inception (June 13, 1986) through March 31, 1999 are unaudited. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the 1998 Form 10-K. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

2.       ACCOUNTING POLICIES

     Principles of Consolidation

         The consolidated financial statements include the accounts of Aronex Pharmaceuticals, Triplex, Oncologix and Aronex Europe Limited. All material intercompany transactions have been eliminated in consolidation.

           Cash, Cash Equivalents and Short- and Long-Term Investments

          Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. At March 31, 1999, short-term investments include held to maturity securities and available for sale securities. The held to maturity securities consist of high-grade commercial paper with a carrying value of $15,813,000, which approximates fair market value and cost. Available for sale securities consist of Targeted Genetics Corporation common stock with an amortized cost of zero, a fair market value of $817,000 and an

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

unrealized gain of $817,000. Long-term investments at March 31, 1999 are available for sale securities which are United States mortgage-backed securities with maturity dates over the next twenty-four years that have an amortized cost of $1,222,000, which approximates fair market value and cost. Aronex Pharmaceuticals currently has no trading securities.

3.        STOCKHOLDERS' EQUITY

          In February 1999, Aronex Pharmaceuticals raised proceeds net of offering costs of approximately $11.7 million in a public offering of 6,000,000 shares of Common Stock. In connection with this offering, the Company issued warrants to purchase 600,000 shares of Common Stock at an exercise price of $3.28 per share. These warrants are exercisable from February 16, 2000 through February 16, 2004. The fair value of the warrants, $758,400, has been recorded in the accompanying financial statements. This amount has been estimated on the date of the grant using the Black Scholes options pricing model with the following weighted-average assumptions: a risk-free interest rate of 5.2% with no expected dividends, an expected life of 5 years and expected volatility of 113%.

4.        FEDERAL INCOME TAXES

          At December 31, 1998, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $102.2 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company's ability to utilize these NOLs and tax credits. Accordingly, the Company's ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the merger with Triplex and Oncologix, a change in control as defined by federal income tax law occurred, causing the use of these carryforwards to be limited and possibly eliminated. Additionally, because United States tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. Due to the possibility of not reaching a level of profitability that will allow for the utilization of the Company's deferred tax assets, a valuation allowance has been established to offset these tax assets. The Company has not made any federal income tax payments since inception.

5.        LICENSE, RESEARCH AND DEVELOPMENT AGREEMENT

          At March 1999, Genzyme Corporation ("Genzyme") notified the Company that they did not intend to exercise their option to acquire the right to market and sell ATRAGEN(R) worldwide. As a result of the election, the Company has regained full marketing rights to ATRAGEN(R) on a worldwide basis and the Company is obligated to repay Genzyme the $2.0 million advance by May 21, 1999 and pay product royalties, including $500,000 in minimum royalties by April 24, 2000. The $2.0 million advance was originally due April 24, 1999; however, Genzyme extended the due date until May 21, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          OVERVIEW

          Since inception in 1986, we have has primarily devoted our resources to fund research, drug identification and development. We have been unprofitable to date and expect to incur operating losses for the next several years as we expend resources for product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $90.6 million from inception through March 31, 1999. We have primarily financed our research and development activities and operations through public and private offerings of securities. Our operating results have fluctuated significantly during each quarter, and we anticipates that such fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

          Three Month Periods Ended March 31, 1998 and 1999

          Revenues from research and development grants and contracts increased 3,086% to $3.3 million in 1999 from $103,000 in 1998. This increase was due to $3.3 million in milestone and development payments received relating to our license agreement for NYOTRAN(R) with Abbott Laboratories ("Abbott") in the first quarter of 1999.

          Interest income decreased 27% to $304,000 in 1999 from $417,000 in 1998. The decrease in interest income resulted from a decrease in the average amount of funds available for investment during the first three months of 1999.

          Research and development expenses increased 31% to $5.9 million in 1999 from $4.5 million in 1998. The $1.4 million increase in research and development expenses resulted primarily from an increase of $1.9 million in the medical affairs and regulatory department costs in 1999 as explained below:

         o an increase of $787,000 in clinical trials for our late-stage product NYOTRAN(R);

         o    an increase of $214,000 in clinical trials for ATRAGEN(R); and

         o an increase of $783,000 in salaries and payroll costs. The number of personnel in these departments increased significantly in 1999 from the same period in 1998. The majority of the personnel added was attributable to the development of NYOTRAN(R).

          The increases listed above were offset by a $429,000 decrease in manufacturing costs relating mostly to NYOTRAN(R).

          General and administrative expenses decreased 13% to $785,000 in 1999 from $904,000 in 1998. The decrease in general and administrative expenses resulted primarily from a decrease of $177,000 in salaries and payroll costs, due mainly to termination and severance payments relating to our former president recorded in the first quarter of 1998.

          Interest expense was $43,000 and $5,000 for the three months ended March 31, 1999 and 1998, respectively. The $38,000 increase in interest expense resulted primarily from an increase in the balance of notes payable obtained to finance furniture and equipment.

          Net loss decreased by $1,736,000 to $3,175,000 in the first quarter of 1999, compared to $4,911,000 for the first quarter of 1998, due mainly to the $3,179,000 increase in research and development revenue. The effect of the additional revenue was partially offset by an increase of $1,412,000 in research and development expenses, the majority of which related to advancing our two lead products, NYOTRAN(R) and ATRAGEN(R) .

LIQUIDITY AND CAPITAL RESOURCES

          Since inception, our primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. We have raised an aggregate of approximately $90 million from the sale of equity securities from the Company's inception through March 31, 1999. In July 1992, we raised net proceeds of approximately $10.7 million in our initial public offering of Common Stock. In September 1993, we entered into a collaborative agreement with Genzyme relating to the development and commercialization of ATRAGEN(R), in which we received net proceeds of approximately $4.5 million from the sale of common stock to Genzyme. In November 1993, we raised net proceeds of approximately $11.5 million; in May 1996, we raised net proceeds of approximately $32.1 million; and in February 1999, we raised net proceeds of approximately $11.7 million through public offerings of common stock. From October 1995 through December 31, 1998, we received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in our 1995 merger with Oncologix. In November 1998, we entered into a license agreement with Abbott relating to NYOTRAN(R), in which Abbott purchased 837,989 shares of Common Stock for $3.0 million. Through April 30, 1999, we received an additional $14.7 million in up-front and milestone payments from Abbott, all of which are non-refundable. Of this amount, $3.0 million and $6.3 million was received in the periods ending March 31, 1999 and June 30, 1999, respectively.

          In September 1996, Genzyme advanced us $2.0 million relating to the $5.0 million equity milestone. Early in 1997, we amended the agreement through which (1) we released Genzyme from any further obligation to perform development work for ATRAGEN(R) and (2) the license granted to Genzyme under the agreement was converted to an option to acquire the right to market and sell ATRAGEN(R) worldwide. We retained co-promotion rights in the United States. If Genzyme had exercised its option, Genzyme would have been required to pay us $3.0 million and product royalties, and we would have been entitled to retain the $2.0 million advance. In March 1999, Genzyme notified us that they did not intend to exercise their option. As a result of the election, we have regained full marketing rights to ATRAGEN(R) on a worldwide basis and we are obligated to repay Genzyme the $2.0 million advance by May 21, 1999 and to pay product royalties, including $500,000 in minimum royalties by April 24, 2000.

          The majority of our development activities are committed on a short-term, as-needed basis through contracts and purchase orders. These arrangements can be changed based on our needs and development activities. We have contracted with certain clinical research organizations to conduct our non-United States clinical trials for NYOTRAN(R) in the following indications: cryptococcal meningitis, presumed fungal infections and Aspergillus salvage. The remaining amount projected to be expended to complete the clinical research organizations' activities with respect to those indications is approximately $1.7 million. The agreements provide that we can terminate them at any time, should either our financial situation or the results of the studies require it. Nonetheless, we intend to continue to engage clinical research organizations in the future to monitor our various clinical trials in non-United States countries.

          Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials and general and administrative expenses. Cash of $3.5 million and $3.6 million was used in operating activities during the first quarter of 1999 and 1998, respectively. We had cash, cash-equivalents and short-term and long-term investments of $28.9 million as of March 31, 1999, consisting primarily of cash and money market accounts, and United States government securities, common stock and investment grade commercial paper.

          We have experienced negative cash flows from operations since our inception and we have funded our activities to date primarily from equity financing. We have expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of our products, and to commence sales and marketing efforts if the U.S. Food and Drug Administration ("FDA") and other regulatory approvals are obtained.

          We expect that our existing financial resources should be sufficient to fund our capital requirements into the year 2001. During this period, we anticipate receiving further payments from Abbott under the license agreement for NYOTRAN(R); however, these payments are dependent upon performance and are not guaranteed. In the future, we may need to raise substantial additional capital to fund our operations.

          We have experienced significant increases in accounts payable and accrued payroll since 1996, primarily as a result of the increased development activities relating to our two late-stage products. We anticipate that the amounts expended for these items in the future will continue to correspond with our development activities. If the volume of development activities decreases, there will be a decrease in outstanding payables and a decrease in our liquidity position. We expect that our expenses relating to development activities will fluctuate from quarter to quarter over the next few years as we have not yet generated revenues from product sales. We have typically obtained debt financing when necessary for equipment, furniture and leasehold improvement requirements, and we expect that we will continue to incur additional debt to meet our capital requirements from time to time in the future, based on our financial resources and needs.

          Our capital requirements will depend on many factors, including the risk factors more completely described under "Business -- Additional Business Risks" in our 1998 Form 10K. These factors include:

          o problems, delays, expenses and complications frequently encountered by development-stage companies;

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

          To satisfy our capital requirements, we may seek to raise additional funds in the public or private capital markets. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our current or future clinical trials are not favorable. We may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any funding will be available to us on favorable terms or at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs, or we may be required to obtain funds through arrangements with future collaborative partners or other parties that may require us to relinquish rights to some or all of our technologies or products. If we are successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our Common Stock.

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

          We are in the process of assessing all of Aronex Pharmaceuticals' financial and operational systems and equipment to ensure year 2000 compliance. We have completed our initial review of our financial and operational systems and equipment, with the exception of certain personal computer and network hardware which we are continuing to assess. Except for the personal computer and network hardware that remains under assessment, we have either obtained certifications as to year 2000 compliance from vendors or have tested the year 2000 compliance of substantially all its systems and equipment, and have taken the steps we believe will be necessary to remediate year 2000 problems associated with the systems and equipment that it determined not to be year 2000 compliant. We have completed our assessment of the Company's financial and operational systems and equipment. We believe that the potential impact, if any, of our systems not being year 2000 compliant could result in the loss of data, which is available in hard-copy, that would have to be re-entered. We believe that any loss of computer data will not materially affect our ability to continue its research and development activities or have a material adverse effect on the Company's business, results of operations or financial condition. However, this potential loss of data could result in a material delay in completing clinical studies of our products which could have a material adverse effect on the Company's business, results of operations and financial condition.

          We are in the process of contacting our consultants and other suppliers of goods and services, as well as our corporate partners, to assess the possible impact of year 2000 compliance of their systems and equipment on us. We plan to complete our assessment of these matters by July 31, 1999. We believe that the potential impact, if any, of the systems of our consultants (including clinical research organizations and hospitals), suppliers and corporate partners not being year 2000 compliant could result in the loss of data, which is available in hard-copy, that would have to be re-entered. Any loss of computer data will not materially affect our ability to continue the Company's research and development activities. However, this potential loss of data could result in a material delay in completing clinical studies of our products which could have a material adverse effect on our business, results of operations and financial condition.

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

          We have developed and are implementing a contingency plan of maintaining all data that is generated or collected by it or its collaborators, including clinical research organizations, hospitals, physicians, consultants and others, in hard-copy. Any loss of data due to year 2000 problems could be re-entered manually. We also maintain all of our accounting records in hard copy so that Aronex Pharmaceuticals can continue to manually pay vendors, employees, consultants and collaborators in the event that its accounting software or other computer programs or systems malfunction due to the year 2000 issue. We also have keys to the doors of our facilities to enable us to gain access to our laboratory and offices in the event that the building's security systems malfunction. We are continuing to review these and related operational requirements in order to complete our contingency plan for our non-critical business functions.

PART II.      OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              10.1 Severance Agreement and Release dated March 26, 1999, between the Company and David S. Gordon., M.D.

              10.2 Form of Placement Agency Agreement dated November 19, 1999 between Aronex Pharmaceuticals, Inc. and Paramount Capital, Inc., incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-67599).

              10.3 Form of Warrant for the purchase of Common Stock, incorporated by reference to Exhibit 1.2 of the Company's Registration Statement on Form S-1 (Registration Statement No. 333-67599).

              11.1  Statement regarding computation of per share earnings.

              27.1  Financial data schedule.

          (b) Reports on Form 8-K

              None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          ARONEX PHARMACEUTICALS, INC.




Dated:   May 14, 1999               By: /s/ GEOFFREY F. COX
                                       -----------------------------------------
                                    Geoffrey F. Cox, Ph.D.
                                    Chief Executive Officer







Dated:   May 14, 1999               By: /s/ TERANCE A. MURNANE
                                        ----------------------------------------
                                    Terance A. Murnane
                                    Controller
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  10.1     Severance Agreement and Release dated March 26, 1999,
           between the Company and David S. Gordon., M.D.

  10.2 Form of Placement Agency Agreement dated November 19, 1999 between Aronex Pharmaceuticals, Inc. and Paramount Capital,
           Inc., incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1 (Registration
           Statement No. 333-67599).

  10.3 Form of Warrant for the purchase of Common Stock, incorporated by reference to Exhibit 1.2 of the Company's
           Registration Statement on Form S-1 (Registration Statement
           No. 333-67599).

  11.1     Statement regarding computation of per share earnings.

  27.1     Financial data schedule.