Form 10-Q
period 1999-06-30
ARONEX PHARMACEUTICALS INC
filed 1999-08-13
CIK 854691

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

                 For the Quarterly Period Ended June 30, 1999

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

                              Yes  X   No
                                 ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            CLASS                          OUTSTANDING AT JUNE 30, 1999
            -----                          ----------------------------
Common Stock, $.001 par value                   22,555,435 shares


================================================================================

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         QUARTERLY PERIOD JUNE 30, 1999

                                      INDEX



                                                                                                              PAGE
                                                                                                              ----

Factors Affecting Forward-Looking Statements................................................................   3

PART I.           FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements..................................................................   3

         Consolidated Balance Sheets - December 31, 1998 and June 30, 1999 (unaudited)......................   4

         Consolidated Statements of Operations:
           Six Months Ended June 30, 1998 and June 30, 1999
           (unaudited) and for the Period from Inception (June 13, 1986)
           through June 30, 1999 (unaudited)................................................................   5

         Consolidated Statements of Cash Flows:
           Six Months Ended June 30, 1998 and June 30, 1999
           (unaudited) and for the Period from Inception (June 13, 1986)
           through June 30, 1999 (unaudited)................................................................   6

         Notes to Consolidated Financial Statements - June 30, 1999.........................................   7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................................................   9

Item 3   Quantitative and Qualitative Disclosures about Market Risk.........................................  13

PART II.           OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders................................................  14

Item 6   Exhibits and Reports on Form 8-K...................................................................  15


SIGNATURES..................................................................................................  16

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business -- Manufacturing," "-- Sales and Marketing," "-- Patents and Proprietary Rights," "-- Government Regulation," "-- Competition" and "-- Additional Business Risks" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, (the "1998 Form 10-K") and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-- Liquidity and Capital Resources" included elsewhere in this report.

PART I.           FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

         The following unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the 1998 Form 10-K.

         The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                           CONSOLIDATED BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)





                                    ASSETS

                                                                                            JUNE 30,
                                                                            DECEMBER 31,      1999
                                                                                1998       (UNAUDITED)
                                                                           ------------    ------------

Current assets:
   Cash and cash equivalents ...........................................   $     11,338    $      9,832
   Short-term investments ..............................................          7,757          18,338
   Accounts receivable .................................................            132             300
   Prepaid expenses and other assets ...................................            260             815
                                                                           ------------    ------------
        Total current assets ...........................................         19,487          29,285

Long-term investments ..................................................          1,295           1,050
Furniture, equipment and leasehold improvements, net of accumulated
   depreciation of $2,839 and $3,162, respectively .....................          2,263           2,085
                                                                           ------------    ------------
        Total assets ...................................................   $     23,045    $     32,420
                                                                           ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ...............................   $      5,319    $      3,515
   Accrued payroll .....................................................            885             775
   Advance from Genzyme ................................................          2,000              --
   Current portion of notes payable and obligations under capital
    leases .............................................................            219             317
                                                                           ------------    ------------
        Total current liabilities ......................................          8,423           4,607

Long-term liabilities:
   Notes payable .......................................................          1,012           3,680
                                                                           ------------    ------------
        Total long-term liabilities ....................................          1,012           3,680

Commitments and contingencies

Stockholders' equity:
   Preferred stock $.001 par value, 5,000,000 shares authorized,
        none issued and outstanding ....................................             --              --
   Common stock $.001 par value, 40,000,000 shares authorized,
        22,494,671 and 22,555,435 shares issued and outstanding,
        respectively ...................................................             16              23
   Additional paid-in capital ..........................................        100,654         111,892
   Common stock warrants ...............................................             50             959
   Treasury stock ......................................................            (11)            (11)
   Deferred compensation ...............................................           (380)           (206)
   Unrealized gain on investments ......................................            716             817
   Deficit accumulated during development stage ........................        (87,435)        (89,341)
                                                                           ------------    ------------
        Total stockholders' equity .....................................         13,610          24,133
                                                                           ------------    ------------
        Total liabilities and stockholders' equity .....................   $     23,045    $     32,420
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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                   (UNAUDITED)




                                                                                                                  PERIOD
                                                                                                                   FROM
                                                                                                                INCEPTION
                                                                                                                (JUNE 13,
                                                               SIX MONTHS ENDED         THREE MONTHS ENDED        1986)
                                                                     JUNE 30,                 JUNE 30,           THROUGH
                                                             ----------------------    ---------------------     JUNE 30,
                                                                1998         1999         1998        1999        1999
                                                             ---------    ---------    ---------   ---------    ---------
Revenues:
     Interest income .....................................   $     748    $     691    $     331    $     387   $   7,537
     Research and development grants and contracts .......         193        9,873           90        6,591      21,660
                                                             ---------    ---------    ---------    ---------   ---------
              Total revenues .............................         941       10,564          421        6,978      29,197

Expenses:
     Research and development ............................       9,867       10,629        5,345        4,695      86,557
     Purchase of in-process research and development .....          --           --           --           --      11,625
     Selling, general and administrative .................       1,547        1,726          643          942      18,885
     Interest expense and other ..........................          14          115            9           72       1,471
                                                             ---------    ---------    ---------    ---------   ---------
              Total expenses .............................      11,428       12,470        5,997        5,709     118,538
                                                             ---------    ---------    ---------    ---------   ---------

Net income (loss) ........................................   $ (10,487)   $  (1,906)   $  (5,576)   $   1,269   $ (89,341)
                                                             =========    =========    =========    =========   =========

Basic and diluted income (loss) per share ................   $   (0.68)   $   (0.09)   $   (0.36)  $    0.06
                                                             =========    =========    =========   =========

Weighted average shares used in computing basic
     income (loss) per share .............................      15,464       20,705       15,468       22,496

Weighted average shares used in computing diluted
     income (loss) per share .............................      15,464       20,705       15,468       22,911


                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                   (UNAUDITED)



Comprehensive income:
     Net income(loss) ...............................   $(10,487)   $ (1,906)   $ (5,576)   $  1,269
     Unrealized gain on securities available for sale         --         101          --          --
                                                        --------    --------    --------    --------
              Comprehensive income ..................   $(10,487)   $ (1,805)   $ (5,576)   $  1,269
                                                        ========    ========    ========    ========


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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)




                                                                                                        PERIOD FROM
                                                                                                         INCEPTION
                                                                                 SIX MONTHS ENDED     (JUNE 13, 1986)
                                                                                     JUNE 30,              THROUGH
                                                                              ----------------------       JUNE 30,
                                                                                1998          1999          1999
                                                                              ---------    ---------  --------------

Cash flows from operating activities:
   Net loss ...............................................................   $ (10,487)   $  (1,906)   $ (89,341)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities-
        Depreciation and amortization .....................................         360          323        5,170
        Loss (gain) on disposal of assets .................................          (2)          (1)         199
        Compensation expense related to stock, stock options and stock
          warrants ........................................................         268          550        4,333
        Charge for purchase of in-process research and development ........          --           --       11,547
        Acquisition costs, net of cash received ...........................          --           --         (270)
        Accrued interest payable converted to stock .......................          --           --           97
        Loss in affiliate .................................................          --           --          500
   Changes in assets and liabilities:
        Increase in prepaid expenses and other assets .....................        (300)        (555)        (630)
        Decrease (increase) in accounts receivable ........................         100         (168)        (300)
        Increase (decrease) in accounts payable and accrued expenses ......       1,077       (1,914)       4,217
        Decrease in deferred revenue ......................................          --           --         (353)
                                                                              ---------    ---------    ---------
                  Net cash used in operating activities ...................      (8,984)      (3,671)     (64,831)

Cash flows from investing activities:
   Purchases of investments ...............................................     (22,165)     (18,444)    (267,978)
   Sales of investments ...................................................      35,124        8,209      255,142
   Purchase of furniture, equipment and leasehold improvements ............      (1,421)        (146)      (6,225)
   Proceeds from sale of assets ...........................................           9           --           63
         Deposits .........................................................         490           --           --
   Investment in affiliate ................................................          --           --         (500)
                                                                              ---------    ---------    ---------
                  Net cash provided by (used in) investing activities .....      12,037      (10,381)     (19,498)

Cash flows from financing activities:
   Proceeds from and increase in notes payable ............................       1,369          898        6,939
   Repayment of notes payable and principal payments under capital
     lease obligations ....................................................        (254)        (132)      (2,943)
   Purchase of treasury stock .............................................          --           --          (11)
   Proceeds from issuance of stock ........................................          68       11,780       90,176
                                                                              ---------    ---------    ---------
                  Net cash provided by (used in) financing activities .....       1,183       12,546       94,161
                                                                              ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents ......................       4,236       (1,506)       9,832
Cash and cash equivalents at beginning of period ..........................       2,029       11,338           --
                                                                              ---------    ---------    ---------

Cash and cash equivalents at end of period ................................   $   6,265    $   9,832    $   9,832
                                                                              =========    =========    =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest ...............................   $      14    $      87    $     953
Supplemental schedule of noncash financing activities:
   Conversion of notes payable and accrued interest to common stock .......   $      --    $      --    $   3,043


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1.       ORGANIZATION

         Aronex Pharmaceuticals, Inc. (the "Company" or "Aronex Pharmaceuticals") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation ("Triplex") and API Acquisition Company, Inc. ("API"), formerly Oncologix, Inc., effective September 11, 1995. In 1998, the Company formed a subsidiary, Aronex Europe Limited. Aronex Pharmaceuticals is a development-stage company that has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of future revenues. In addition, Aronex Pharmaceuticals expects to continue to incur losses for the foreseeable future, and there can be no assurance that Aronex Pharmaceuticals will successfully complete the transition from a development-stage company to successful operations. The Company's research and development activities involve a high degree of risk and uncertainty. The Company's ability to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. The Company's ability to develop these operations may be immensely impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform, third-party reimbursement and product liability exposure. Additionally, the Company is reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and its exclusive license agreements with The University of Texas M.D. Anderson Cancer Center. Further, during the period required to develop these products, the Company will require additional funds which may not be available to it. Accordingly, there can be no assurance of its future success. See "Business -- Additional Business Risks" in the 1998 Form 10-K.

         The consolidated balance sheet at June 30, 1999 and the related consolidated statements of operations and cash flows for the three and six month periods ending June 30, 1999 and 1998 and the period from inception (June 13, 1986) through June 30, 1999 are unaudited. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the 1998 Form 10-K. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature.
Interim results are not necessarily indicative of results for a full year.

2.       ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of Aronex Pharmaceuticals, Triplex, API and Aronex Europe Limited. All material intercompany transactions have been eliminated in consolidation.

          Cash, Cash Equivalents and Short- and Long-Term Investments

          Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. At June 30, 1999, short-term investments include held to maturity securities and available for sale securities. The held to maturity securities consist of high-grade commercial paper with a carrying value of $17,521,000, which approximates fair market value. Available for sale securities consist of Targeted Genetics Corporation Common Stock with an amortized cost of zero, a fair market value of $817,000 and an unrealized gain of $817,000. Long-term investments at June 30, 1999 are available for sale securities which are United States mortgage-backed securities with maturity dates over the next twenty-four years that have an amortized

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


cost of $1,050,000, which approximates fair market value. Aronex Pharmaceuticals currently has no trading securities.

3.        STOCKHOLDERS' EQUITY

          In February 1999, Aronex Pharmaceuticals raised proceeds net of offering costs of approximately $11.7 million in a public offering of 6,000,000 shares of Common Stock. In connection with this offering, the Company issued warrants to purchase 600,000 shares of Common Stock at an exercise price of $3.28 per share. These warrants are exercisable from February 16, 2000 through February 16, 2004. The fair value of the warrants, $758,400, has been recorded in the accompanying financial statements. This amount has been estimated on the date of the grant using the Black Scholes options pricing model with the following weighted-average assumptions: a risk-free interest rate of 5.2% with no expected dividends, an expected life of five years and expected volatility of 113%.

4.        FEDERAL INCOME TAXES

          At December 31, 1998, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $102.2 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company's ability to utilize these NOLs and tax credits. Accordingly, the Company's ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the merger with Triplex and API, a change in control as defined by federal income tax law occurred, causing the use of these carryforwards to be limited and possibly eliminated. Additionally, because United States tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. Due to the possibility of not reaching a level of profitability that will allow for the utilization of the Company's deferred tax assets, a valuation allowance has been established to offset these tax assets. The Company has not made any federal income tax payments since inception.

5.        LICENSE, RESEARCH AND DEVELOPMENT AGREEMENT

          In March 1999, Genzyme Corporation ("Genzyme") notified the Company that they did not intend to exercise their option to acquire the right to market and sell ATRAGEN(R) worldwide. As a result of the election, the Company has regained full marketing rights to ATRAGEN(R) on a worldwide basis and the Company was obligated to repay Genzyme the $2.0 million advance by May 21, 1999 and pay product royalties, including $500,000 in minimum royalties by April 24, 2000. In May 1999, the $2.0 million advance from Genzyme and the $500,000 in minimum royalties were converted into a $2.5 million convertible note payable to Genzyme. This note bears interest at 10% per annum with interest payable semi-annually, and the principal is due May 21, 2002. This note can be converted into Common Stock of the Company at $4.35 per share at Genzyme's option. In connection with this financing, the Company issued Genzyme warrants to purchase 50,000 shares of Common Stock at an exercise price of $4.00 per share. These warrants are exercisable until May 21, 2004. The fair value of the warrants, $150,000, has been recorded in the accompanying financial statements. This amount has been estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: a risk free interest rate of 5.2% with an expected life of five years and expected volatility of 114%.

6.        SUBSEQUENT EVENT

          In July 1999, an officer of the Company left under a severance agreement and release. Under the agreement, the Company is obligated to pay this officer a monthly salary of $13,333 plus certain benefits for a period of 12 months after termination and to accelerate the vesting of certain stock options. In July 1999, the Company recorded a non-cash compensation expense of $177,600 relating to these stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          OVERVIEW

          Since our inception in 1986, we have primarily devoted our resources to fund research, drug identification and development. We have been unprofitable to date and expect to incur operating losses for the next several years as we expend resources for product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $89.3 million from inception through June 30, 1999. We have primarily financed our research and development activities and operations through offerings of securities and research and development collaborations. Our operating results have fluctuated significantly during each quarter, and we anticipate that such fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

          Three and Six Month Periods Ended June 30, 1998 and 1999

               Revenues from research and development grants and contracts increased 7,223% to $6.6 million for the three months ended June 30, 1999 from $90,000 for the three months ended June 30, 1998. Revenues from research and development grants and contracts increased 5,016% to $9.9 million for the six months ended June 30, 1999 from $193,000 for the six months ended June 30, 1998. These increases resulted from $3.3 million and $6.6 million in milestone and development payments received under our license agreement for NYOTRAN(R) with Abbott Laboratories ("Abbott") in the first and second quarters of 1999, respectively.

          Interest income increased by 17% to $387,000 for the three months ended June 30, 1999 from $331,000 for the three months ended June 30, 1998. Interest income decreased by 8% to $691,000 for the six months ended June 30, 1999, from $748,000 for the six months ended June 30, 1998. These changes resulted from an increase in the average amount of funds available for investment for the three months ended June 30, 1999 and a decrease in the average amount of funds available for the six months ended June 30, 1999.

          Research and development expenses decreased by 12% to $4.7 million for the three months ended June 30, 1999 from $5.4 million for the three months ended June 30, 1998. Research and development expenses increased by 8% to $10.6 million for the six month period ending June 30, 1999 from $9.9 million for the six month period ending June 30, 1998.

          The decrease in research and development expenses for the three months ended June 30, 1999 described above resulted primarily from:

          o a decrease of $522,000 in clinical trial costs for NYOTRAN(R) and Platar;

          o a decrease of $429,000 in drug materials and manufacturing costs for NYOTRAN(R) and Platar; and

          o a decrease of $180,000 in outside pharmacology and toxicology studies relating mainly to NYOTRAN(R).

          The decreases listed above were offset by an increase of $158,000 in consulting fees relating to regulatory matters concerning NYOTRAN(R) and ATRAGEN(R) and an increase of $252,000 in salaries and payroll costs.

          The increase in research and development expenses for the six months ended June 30, 1999 described above resulted primarily from:

          o an increase of $311,000 in clinical trial costs for; NYOTRAN(R) an increase of $1.0 million in salaries and payroll costs;

          o an increase of $248,000 in consulting fees relating to regulatory matters concerning NYOTRAN(R) and ATRAGEN(R); and

          o an increase of $118,000 in outside research consultants and contracts.

          The increases listed above were offset by a decrease of $788,000 in drug materials and manufacturing costs for NYOTRAN(R) and Platar and a decrease of $208,000 in outside pharmacology and toxicology studies relating mainly to NYOTRAN(R).

          Selling, general and administrative expenses increased 47% to $942,000 for the three months ended June 30, 1999 from $643,000 for the three months ended June 30, 1998. Selling, general and administrative expenses increased 12% to $1,726,000 for the six months ended June 30, 1999 from $1,547,000 for the six months ended June 30, 1998. The increases in selling, general and administrative expenses were due primarily to increases of $280,000 and $407,000 for the three and six month periods ending June 30, 1999, respectively, in sales and marketing expenses, including salaries and payroll costs and other marketing expenses relating to ATRAGEN(R). The increase for the six months ended June 30, 1999 was offset by a decrease of $165,000 in salary and payroll costs, due mainly to termination and severance payments to the Company's former president recorded in the first quarter of 1998.

          Interest expense and other increased 700% to $72,000 for the three months ended June 30, 1999 from $9,000 for the three months ending June 30, 1998. Interest expense and other increased 721% to $115,000 for the six months ended June 30, 1999 from $14,000 for the six months ended June 30, 1998. The increase in interest expense was primarily due to the following:

          o an increase in the balance of notes payable obtained to finance furniture and equipment; and

          o an increase of $2.5 million in notes payable relating to a promissory note issued to Genzyme in the second quarter of 1999.

          Net loss decreased by $6.8 million resulting in income of $1.3 million for the three months ended June 30, 1999. Net loss decreased by $8.6 million to $1.9 million for the six months ended June 30, 1999. These decreases were due mainly to increased revenue of $6.5 million and $9.7 million for the three and six month periods ending June 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          Since inception, our primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. We have raised an aggregate of approximately $90 million from the sale of equity securities from our inception through June 30, 1999. In July 1992, we raised net proceeds of approximately $10.7 million in our initial public offering of Common Stock. In September 1993, we entered into a collaborative agreement with Genzyme relating to the development and commercialization of ATRAGEN(R), in which we received net proceeds of approximately $4.5 million from the sale of Common Stock to Genzyme. We received the following net proceeds in public offerings of our Common Stock on the following dates:

          o   November 1993     $ 11.5 million

          o   May 1996          $ 32.1 million

          o   February 1999     $ 11.7 million

From October 1995 through December 31, 1998, we received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in our 1995 merger with API. In November 1998, we entered into a license agreement with Abbott relating to NYOTRAN(R), in which Abbott purchased 837,989 shares of Common Stock for $3.0 million. Through June 30, 1999, we received an additional $14.7 million in up-front and milestone payments from Abbott, all of which are non-refundable.

          In September 1996, Genzyme advanced us $2.0 million relating to a $5.0 million equity milestone. Early in 1997, we amended the agreement through which
(1) we released Genzyme from any further obligation to perform development work for ATRAGEN(R) and (2) the license granted to Genzyme under the agreement was converted to an option to acquire the right to market and sell ATRAGEN(R) worldwide. We retained co-promotion rights in the United States. If Genzyme had exercised its option, Genzyme would have been required to pay us $3.0 million and product royalties, and we would have been entitled to retain the $2.0 million advance. In March 1999, Genzyme notified us that they did not intend to exercise their option. As a result of the election, we regained full marketing rights to ATRAGEN(R) on a worldwide basis and we were obligated to repay Genzyme the $2.0 million advance by May 21,

1999 and to pay product royalties, including $500,000 in minimum royalties by April 24, 2000. In May 1999, the $2.0 million advance and $500,000 in minimum royalties were converted into a $2.5 million convertible promissory note payable which bears interest at 10% per annum.

          The majority of our development activities are committed on a short-term, as-needed basis through contracts and purchase orders. These arrangements can be changed based on our needs and development activities. We have contracted with certain clinical research organizations to conduct our clinical trials outside of the United States for NYOTRAN(R) in the following indications: cryptococcal meningitis, presumed fungal infections and Aspergillus salvage. The remaining amount projected to be expended to complete the clinical research organizations' activities with respect to those indications is less than $1.0 million. The agreements provide that we can terminate them at any time, should either our financial situation or the results of the studies require it. Nonetheless, we intend to continue to engage clinical research organizations in the future to monitor our various clinical trials outside of the United States.

          Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials and selling, general and administrative expenses. We used cash of $3.7 million and $9.0 million in operating activities during the first six months of 1999 and 1998, respectively. We had cash, cash-equivalents and short-term and long-term investments of $29.2 million as of June 30, 1999, consisting primarily of cash and money market accounts, and United States government securities, common stock and investment grade commercial paper.

          We have experienced negative cash flows from operations since our inception and we have funded our activities to date primarily from equity financing and corporate collaborations. We have expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of our products, and to commence sales and marketing efforts if the U.S. Food and Drug Administration and other regulatory approvals are obtained.

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

          We have experienced significant increases in accounts payable and accrued payroll since 1996, primarily as a result of the increased development activities relating to our two late-stage products, NYOTRAN(R) and ATRAGEN(R). We anticipate that the amounts expended for these items in the future will continue to correspond with our development activities. If the volume of development activities decreases, there will be a decrease in outstanding payables and a decrease in our liquidity position. We expect that our expenses relating to development activities will fluctuate from quarter to quarter over the next few years as we have not yet generated revenues from product sales. We have typically obtained debt financing when necessary for equipment, furniture and leasehold improvement requirements. We expect that we will continue to incur additional debt to meet our capital requirements from time to time in the future, based on our financial resources and needs.

          Our capital requirements will depend on many factors, including those factors more completely described under "Business -- Additional Business Risks" in our 1998 Form 10K. These factors include:

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

          Estimates about the adequacy of funding for our activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to our products can be conducted at projected costs. We cannot assure that changes in our research and development plans, acquisitions, or other events will not result in accelerated or unexpected expenditures.

          To satisfy our capital requirements, we may seek to raise additional funds in the public or private capital markets. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our current or future clinical trials are not favorable. On August 4, 1999, the FDA informed us that its invitation to us to discuss our ATRAGEN(R) NDA filing at the Oncologic Drugs Advisory Committee, or ODAC, on September 17, 1999 had been withdrawn. The FDA cited deficiencies in our ATRAGEN(R) filing but did not specify what those deficiencies are or how we might correct them. We intend to work with the FDA to move our ATRAGEN(R) NDA filing forward, but we cannot assure that this process will progress quickly. We may seek additional funding through corporate collaborations and other financing vehicles. We cannot assure that any funding will be available to us on favorable terms or at all. If adequate funds are not available, we may be required to curtail significantly one or more of our programs, or we may be required to obtain funds through arrangements with future collaborative partners or other parties that may require us to relinquish rights to some or all of our technologies or products. If we are successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our Common Stock.

YEAR 2000

          Year 2000 issues result from the inability of certain computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999, typically occurring because such programs or equipment erroneously interpret the year 2000 as the year 1900. System failure or miscalculations could result causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business.

          We are in the process of assessing all of our financial and operational systems and equipment to ensure year 2000 compliance. We have completed our initial review of our financial and operational systems and equipment, with the exception of certain personal computer and network hardware which we are continuing to assess. Except for the personal computer and network hardware that remains under assessment, we have either obtained certifications as to year 2000 compliance from vendors or have tested the year 2000 compliance of substantially all our systems and equipment, and have taken the steps we believe will be necessary to remediate year 2000 problems associated with the systems and equipment that we have determined not to be year 2000 compliant. We have completed our assessment of our financial and operational systems and equipment. We believe that the potential impact, if any, of our systems not being year 2000 compliant could result in the loss of data, which is available in hard-copy, that would have to be re-entered. We believe that any loss of computer data will not materially affect our ability to continue our research and development activities or have a material adverse effect on our business, results of operations or financial condition. However, this potential loss of data could result in a material delay in completing clinical studies of our products which could have a material adverse effect on our business, results of operations and financial condition.

          We are in the process of contacting our consultants and other suppliers of goods and services, as well as our corporate partners, to assess the possible impact of year 2000 compliance of their systems and equipment on us. We plan to complete our assessment of these matters by August 31, 1999. We believe that the potential impact, if any, of the systems of our consultants (including clinical research organizations and hospitals), suppliers and corporate partners not being year 2000 compliant could result in the loss of data, which is available in hard-copy, that would have to be re-entered. Any loss of computer data will not materially affect our ability to continue our research and development activities. However, this potential loss of data could result in a material delay in completing clinical studies of our products which could have a material adverse effect on our business, results of operations and financial condition.

          Based on our assessments and remediation efforts to date, we do not anticipate incurring any significant costs relating to the assessment and remediation of year 2000 issues. To date, we estimate that we have spent less than $25,000 in reviewing and remediating year 2000 issues and that total expenditures incurred in completing our review and remediation efforts will not exceed $100,000. However, we cannot assure that planned expenditures for these efforts will not exceed such amount should unforeseen complications arise during such review and assessment or as a result of our remediation efforts or those of our vendors, consultants or corporate partners. Such expenditures are budgeted as part of our operating expenses. Also, there can be no assurance that we or our consultants, suppliers and corporate partners will successfully be able to identify and remedy all potential year 2000 problems or that a system failure resulting from a failure to identify any problems would not have a material adverse effect on us.

          We have developed and are implementing a contingency plan of maintaining in hard copy form all data that is generated or collected by us or our collaborators, including clinical research organizations, hospitals, physicians, consultants and others. Any loss of data due to year 2000 problems could be re-entered manually. We also maintain all of our accounting records in hard copy so that we can continue to manually pay vendors, employees, consultants and collaborators in the event that our accounting software or other computer programs or systems malfunction due to the year 2000 issue. We also have keys to the doors of our facilities to enable us to gain access to our laboratory and offices in the event that the building's security systems malfunction. We are continuing to review these and related operational requirements in order to complete our contingency plan for our non-critical business functions.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK.

          Not applicable.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of the Stockholders of Aronex Pharmaceuticals, Inc. was held on May 11, 1999 to consider and vote upon the following proposals:

(i) Election of Class III Directors. The following individuals were nominated and elected as Class III directors, with the following number of shares voted for and against and withheld for each director.


                                                                           For               Against            Withheld
                                                                         ----------         --------            ---------

                         James R. Butler                                 18,231,620              --               58,419

                         Gregory F. Zaic                                 18,231,720              --               58,319


                                                                            For              Against             Abstain
                                                                         ----------         --------             -------

(ii)    Amendment of Restated Certificate of Incorporation
        to increase the number of authorized shares of
        Common Stock from 30,000,000 to 40,000,000                       17,838,783           432,358             18,898

(iii)   Ratification and approval of Arthur Andersen LLP as
        independent public accountants                                   18,247,799            24,280             17,960

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         3.1 Restated Certificate of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1997).

         3.1(i) Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

         10.1 Amendment No. 4 to License and Development Agreement originally dated September 10, 1996 with Genzyme Corporation relating to ATRAGEN(R), amended May 21, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 1999 (the "May 21, 1999 Form 8-K").

         10.2 10% Convertible Note of the Company payable Genzyme Corporation dated May 21, 1999 (incorporated by reference to
                    Exhibit 10.2 to the May 21, 1999 Form 8-K).

         10.3 Common Stock Purchase Warrant to Genzyme Corporation dated May 21, 1999 (incorporated by reference to Exhibit 10.3 to the May 21, 1999 Form 8-K).

         11.1       Statement regarding Computation of Share Earnings.

         27.1       Financial Data Schedule.

         99.1       Press release dated August 5, 1999.

    (b)  Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on May 21, 1999 to report an item under Item 5.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            ARONEX PHARMACEUTICALS, INC.




Dated:   August 9, 1999                     By: /s/ GEOFFREY F. COX
                                               ---------------------------------
                                            Geoffrey F. Cox, Ph.D.
                                            Chief Executive Officer







Dated:   August 9, 1999                     By: /s/ TERANCE A. MURNANE
                                               ---------------------------------
                                            Terance A. Murnane
                                            Controller
                                            (Principal Financial and Accounting
                                            Officer)

                               INDEX TO EXHIBITS


       EXHIBIT
       NUMBER       DESCRIPTION
       -------      -----------

         3.1        Restated Certificate of Incorporation, as Amended
                    (incorporated by reference to Exhibit 3.1 to the Company's
                    Quarterly Report on Form 10-Q for the quarter ending June
                    30, 1997).

         3.1(i) Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

         10.1 Amendment No. 4 to License and Development Agreement originally dated September 10, 1996 with Genzyme Corporation relating to ATRAGEN(R), amended May 21, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 1999 (the "May 21, 1999 Form
                    8-K").

         10.2       10% Convertible Note of the Company payable Genzyme
                    Corporation dated May 21, 1999 (incorporated by reference to
                    Exhibit 10.2 to the May 21, 1999 Form 8-K).

         10.3       Common Stock Purchase Warrant to Genzyme Corporation dated
                    May 21, 1999 (incorporated by reference to Exhibit 10.3 to the May 21, 1999 Form 8-K).

         11.1       Statement regarding Computation of Share Earnings.

         27.1       Financial Data Schedule.

         99.1       Press release dated August 5, 1999.