Form 10-Q
period 1999-09-30
ARONEX PHARMACEUTICALS INC
filed 1999-11-15
CIK 854691

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

                For the Quarterly Period Ended September 30, 1999

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

                                              Yes  X   No
                                                  ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 CLASS                   OUTSTANDING AT SEPTEMBER 30, 1999
       -----------------------------     ---------------------------------
       Common Stock, $.001 par value              22,788,071 shares


================================================================================

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       QUARTERLY PERIOD SEPTEMBER 30, 1999

                                      INDEX

                                                                                                PAGE
                                                                                                ----
Factors Affecting Forward-Looking Statements...................................................   3

PART I.           FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements.....................................................   3

         Consolidated Balance Sheets - December 31, 1998 and September 30, 1999 (unaudited)....   4

         Consolidated Statements of Operations:
           Nine Months Ended September 30, 1998 and September 30, 1999
           (unaudited) and three months ended September 30, 1998 and September
           30, 1999 (unaudited) and for the Period from Inception
           (June 13, 1986) through September 30, 1999 (unaudited)..............................   5

         Consolidated Statements of Comprehensive Income:
           Nine Months Ended September 30, 1998 and September 30, 1999
           (unaudited) and three months ended September 30, 1998 and
           September 30, 1999 (unaudited)......................................................   5

         Consolidated Statements of Cash Flows:
           Nine Months Ended September 30, 1998 and September 30, 1999
           (unaudited) and for the Period from Inception (June 13, 1986)
           through September 30, 1999 (unaudited)..............................................   6

         Notes to Consolidated Financial Statements -September 30, 1999........................   7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................................  10

Item 3   Quantitative and Qualitative Disclosures about Market Risk............................  15

PART II.           OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K......................................................  16


SIGNATURES ....................................................................................  17

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business -- Manufacturing," "-- Sales and Marketing," "-- Patents and Proprietary Rights," "-- Government Regulation," "-- Competition" and "-- Additional Business Risks" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, (the "1998 Form 10-K") and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-- Liquidity and Capital Resources" included elsewhere in this report.

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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                           CONSOLIDATED BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                                                         SEPTEMBER 30,
                                                                                      DECEMBER 31,            1999
                                                                                         1998             (UNAUDITED)
                                                                                    ---------------      -------------
Current assets:
   Cash and cash equivalents.................................................       $        11,338      $      15,884
   Short-term investments....................................................                 7,757              7,515
   Accounts receivable.......................................................                   132                857
   Prepaid expenses and other assets.........................................                   260                567
                                                                                    ---------------      -------------
        Total current assets.................................................                19,487             24,823

Long-term investments........................................................                 1,295                927
Furniture, equipment and leasehold improvements, net of accumulated
   depreciation of $2,839 and  $3,319, respectively..........................                 2,263              2,126
                                                                                    ---------------      -------------
        Total assets.........................................................       $        23,045      $      27,876
                                                                                    ===============      =============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.....................................       $         5,319      $       3,207
   Accrued payroll...........................................................                   885                830
   Advance from Genzyme......................................................                 2,000                 --
   Current portion of notes payable and obligations under capital leases.....                   219                317
                                                                                    ---------------      -------------
        Total current liabilities............................................                 8,423              4,354

Long-term liabilities:
   Notes payable.............................................................                 1,012              3,618
                                                                                    ---------------      -------------
        Total long-term liabilities..........................................                 1,012              7,972

Commitments and contingencies

Stockholders' equity:
   Preferred stock $.001 par value, 5,000,000 shares authorized,
        none issued and outstanding..........................................                    --                 --
   Common stock $.001 par value, 40,000,000 shares authorized,
        16,379,309 and 22,788,071 shares issued and outstanding,
        respectively.........................................................                    16                 23
   Additional paid-in capital................................................               100,654            112,983
   Common stock warrants.....................................................                    50                959
   Treasury stock............................................................                   (11)               (11)
   Deferred compensation.....................................................                  (380)              (127)
   Unrealized gain on investments............................................                   716                817
   Deficit accumulated during development stage..............................               (87,435)           (94,740)
                                                                                    ---------------      -------------
        Total stockholders' equity...........................................                13,610             19,904
                                                                                    ---------------      -------------
        Total liabilities and stockholders' equity...........................       $        23,045      $      27,876
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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                   (UNAUDITED)



                                                                                                                       PERIOD
                                                                                                                        FROM
                                                                                                                      INCEPTION
                                                             NINE MONTHS ENDED            THREE MONTHS ENDED          (JUNE 13,
                                                                SEPTEMBER 30,                 SEPTEMBER 30,             1986)
                                                          ------------------------      ------------------------       THROUGH
                                                                                                                      SEPT. 30,
                                                             1998           1999           1998           1999           1999
                                                          ---------      ---------      ---------      ---------      ---------
Revenues:
     Interest income ...................................  $   1,013      $   1,030      $     265      $     339      $   7,876
     Research and development grants and contracts .....        329         10,727            136            854         22,514
                                                          ---------      ---------      ---------      ---------      ---------
              Total revenues ...........................      1,342         11,757            401          1,193         30,390

Expenses:
     Research and development ..........................     15,399         15,664          5,532          5,035         91,592
     Purchase of in-process research and development ...         --             --             --             --         11,625
     Selling, general and administrative ...............      2,448          3,141            901          1,414         20,299
     Interest expense and other ........................         41            257             27            143          1,614
                                                          ---------      ---------      ---------      ---------      ---------
              Total expenses ...........................     17,888         19,062          6,460          6,592        125,130
                                                          ---------      ---------      ---------      ---------      ---------

Net loss ...............................................  $ (16,546)     $  (7,305)     $  (6,059)     $  (5,399)     $ (94,740)
                                                          =========      =========      =========      =========      =========

Basic and diluted loss per share .......................  $   (1.07)     $   (0.34)     $   (0.39)     $   (0.24)
                                                          =========      =========      =========      =========

Weighted average shares used in computing basic and
diluted loss per share .................................     15,475         21,365         15,497         22,664


                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                   (UNAUDITED)



Comprehensive income:
 Net loss................................................     $  (16,546)     $   (7,305)    $  (6,059)    $  (5,399)
     Unrealized gain on securities available for sale....             --             101            --            --
                                                              ----------      ----------     ---------     ---------
              Comprehensive income.......................     $  (16,546)     $   (7,204)    $  (6,059)    $  (5,399)
                                                              ==========      ==========     =========     =========

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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                              PERIOD FROM
                                                                                                               INCEPTION
                                                                                                               (JUNE 13,
                                                                                     NINE MONTHS ENDED           1986)
                                                                                       SEPTEMBER 30,            THROUGH
                                                                                 ------------------------    SEPTEMBER 30,
                                                                                   1998           1999           1999
                                                                                 ---------      ---------      ---------
Cash flows from operating activities:
   Net loss ................................................................     $ (16,546)     $  (7,305)     $ (94,740)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
        Depreciation and amortization ......................................           521            480          5,327
        Loss (gain) disposal of assets .....................................            (2)            --            200
        Compensation expense related to stock, stock options and stock
          warrants .........................................................           432            861          4,644
        Charge for purchase of in-process research and development .........            --             --         11,547
        Acquisition costs, net of cash received ............................            --             --           (270)
        Accrued interest payable converted to stock ........................            --             --             97
        Loss in affiliate ..................................................            --             --            500
   Changes in assets and liabilities:
        Decrease (increase) in accounts receivable .........................           100           (725)          (857)
        Decrease (increase) in prepaid expenses and other assets ...........            90           (307)          (382)
        Increase (decrease) in accounts payable and accrued expenses .......         1,361         (2,167)         3,964
        Decrease in deferred revenue .......................................            --             --           (353)
                                                                                 ---------      ---------      ---------
                  Net cash used in operating activities ....................       (14,044)        (9,163)       (70,323)

Cash flows from investing activities:
   Purchases of investments ................................................       (37,518)       (11,353)      (260,887)
   Sales of investments ....................................................        53,240         12,064        258,997
   Purchase of furniture, equipment and leasehold improvements .............        (1,545)          (343)        (6,422)
   Proceeds from sale of assets ............................................             9             --             63
   Deposits ................................................................           490             --             --
   Investment in affiliate .................................................            --             --           (500)
                                                                                 ---------      ---------      ---------
                  Net cash provided by (used in) investing activities ......        14,676            368         (8,749)

Cash flows from financing activities:
   Proceeds from and increase in notes payable .............................         1,369            923          6,964
   Repayment of notes payable and principal payments under capital
     lease obligations .....................................................          (307)          (219)        (3,030)
   Purchase of treasury stock ..............................................            --             --            (11)
   Proceeds from issuance of stock .........................................            68         12,637         91,033
                                                                                 ---------      ---------      ---------
                  Net cash provided by financing activities ................         1,130         13,341         94,956
                                                                                 ---------      ---------      ---------

Net increase in cash and cash equivalents ..................................         1,762          4,546         15,884
Cash and cash equivalents at beginning of period ...........................         2,029         11,338             --
                                                                                 ---------      ---------      ---------

Cash and cash equivalents at end of period .................................     $   3,791      $  15,884      $  15,884
                                                                                 =========      =========      =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest ................................     $      41      $     222      $   1,088
Supplemental schedule of noncash financing activities:
   Conversion of notes payable and accrued interest to common stock ........     $      --      $      --      $   3,043

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.       ORGANIZATION

         Aronex Pharmaceuticals, Inc. (the "Company" or "Aronex Pharmaceuticals") is a development-stage company that has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of future revenues. In addition, Aronex Pharmaceuticals expects to continue to incur losses for the foreseeable future, and there can be no assurance that Aronex Pharmaceuticals will successfully complete the transition from a development-stage company to successful operations. The Company's research and development activities involve a high degree of risk and uncertainty. The Company's ability to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. The Company's ability to develop these operations may be immensely impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform, third-party reimbursement and product liability exposure. Additionally, the Company is reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and its exclusive license agreements with The University of Texas M.D. Anderson Cancer Center. Further, during the period required to develop these products, the Company will require additional funds which may not be available to it. Accordingly, there can be no assurance of its future success. See "Business -- Additional Business Risks" in the 1998 Form 10-K.

         The consolidated balance sheet at September 30, 1999 and the related consolidated statements of operations and cash flows for the three and nine month periods ending September 30, 1999 and 1998 and the period from inception (June 13, 1986) through September 30, 1999 are unaudited. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the 1998 Form 10-K. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

2.       ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of Aronex Pharmaceuticals and its wholly owned subsidiary, Aronex Europe Limited. All material intercompany transactions have been eliminated in consolidation.

         Cash, Cash Equivalents and Short- and Long-Term Investments

         Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. At September 30, 1999, short-term investments include held to maturity securities and available for sale securities. The held to maturity securities consist of high-grade commercial paper with a carrying value of $6,698,000 which approximates fair market value. Available for sale securities consist of Targeted Genetics Corporation Common Stock with an amortized cost of zero, a fair market value of $817,000 and an unrealized gain of $817,000. Long-term investments at September 30, 1999 are available for sale securities which are United States mortgage-backed securities with maturity dates over the next twenty-four years that have an amortized cost of $927,000, which approximates fair market value. Aronex Pharmaceuticals currently has no trading securities.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


3.        STOCKHOLDERS' EQUITY

          In February 1999, Aronex Pharmaceuticals raised proceeds net of offering costs of approximately $11.7 million in a public offering of 6,000,000 shares of Common Stock. In connection with this offering, the Company issued warrants to purchase 600,000 shares of Common Stock at an exercise price of $3.28 per share. These warrants are exercisable from February 16, 2000 through February 16, 2004. The fair value of the warrants, $758,400, was recorded in the accompanying financial statements when they were issued. This amount has been estimated on the date of the grant using the Black Scholes options pricing model with the following weighted-average assumptions: a risk-free interest rate of 5.2% with no expected dividends, an expected life of five years and expected volatility of 113%.

4.        FEDERAL INCOME TAXES

          At December 31, 1998, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $102.2 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company's ability to utilize these NOLs and tax credits. Accordingly, the Company's ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the merger with Triplex Pharmaceutical Corporation "Triplex" and API Acquisition Company, Inc. "API", a change in control as defined by federal income tax law occurred, causing the use of these carryforwards to be limited and possibly eliminated. Additionally, because United States tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. Due to the possibility of not reaching a level of profitability that will allow for the utilization of the Company's deferred tax assets, a valuation allowance has been established to offset these tax assets. The Company has not made any federal income tax payments since inception.

5.        LICENSE, RESEARCH AND DEVELOPMENT AGREEMENT

          In March 1999, Genzyme Corporation ("Genzyme") notified the Company that they did not intend to exercise their option to acquire the right to market and sell ATRAGEN(R) worldwide. As a result of the election, the Company has regained full marketing rights to ATRAGEN(R) on a worldwide basis and the Company was obligated to repay Genzyme the $2.0 million advance by May 21, 1999 and pay product royalties, including $500,000 in minimum royalties by April 24, 2000. In May 1999, the $2.0 million advance from Genzyme and the $500,000 in minimum royalties were converted into a $2.5 million convertible note payable to Genzyme. This note bears interest at 10% per annum with interest payable semi-annually, and the principal is due May 21, 2002. This note can be converted into Common Stock of the Company at $4.35 per share at Genzyme's option. In connection with this financing, the Company issued Genzyme warrants to purchase 50,000 shares of Common Stock at an exercise price of $4.00 per share. These warrants are exercisable until May 21, 2004. The fair value of the warrants, $150,000, was recorded in the accompanying financial statements when they were issued. This amount has been estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: a risk free interest rate of 5.2% with an expected life of five years and expected volatility of 114%.

6.        RECENT EVENTS

          In July 1999, an officer of the Company left under a severance agreement and release. Under the agreement, the Company is obligated to pay this officer a monthly salary of $13,333 plus certain benefits for a period of 12 months after termination and to accelerate the vesting of certain stock options. In July 1999, the Company recorded a non-cash compensation expense of $177,600 relating to the stock options.

          On August 4, 1999, the FDA informed the Company that its invitation to us to discuss the Company's ATRAGEN(R) NDA filing at the Oncologic Drugs Advisory Committee, or ODAC, on September 17, 1999 had been

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


withdrawn. The FDA cited deficiencies in our ATRAGEN(R) filing but did not specify at the time what those deficiencies are or how we might correct them. On September 24, 1999, the FDA provided the Company with an action letter citing the deficiencies in the Company's ATRAGEN(R) submission. While the FDA has cited such deficiencies, the FDA has not notified us of any safety issues associated with ATRAGEN(R). While no assurances can be given that the deficiencies can be resolved, management believes that we can effectively address the FDA issues, and we have already formally advised them of our intention to amend our filing. Additionally, we will meet with the FDA to address the issues they have raised and to ensure that these are effectively addressed in our amendment. Once we have had this meeting, we believe that we will be able to more clearly assess our revised timetable.

          On October 6, 1999, the Board of Directors of the Company adopted a shareholder rights plan resulting in the declaration of a dividend distribution of one preferred stock purchase right for each outstanding share of common stock of the Company. The shareholder rights plan was designed to deter coercive takeover tactics and to prevent a change of control from occurring without the stockholders of the Company receiving fair value.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          OVERVIEW

          Since our inception in 1986, we have primarily devoted our resources to fund research, drug identification and development. We have been unprofitable to date and expect to incur operating losses for the next several years as we expend resources for product research and development, preclinical and clinical testing and regulatory compliance. We have sustained net losses of approximately $94.7 million from inception through September 30, 1999. We have primarily financed our research and development activities and operations through offerings of securities and research and development collaborations. Our operating results have fluctuated significantly during each quarter, and we anticipate that such fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

          Three and Nine Month Periods Ended September 30, 1998 and 1999

          Revenues from research and development grants and contracts increased 528% to $854,000 for the three months ended September 30, 1999 from $136,000 for the three months ended September 30, 1998. Revenues from research and development grants and contracts increased 3,152% to $10.7 million for the nine months ended September 30, 1999 from $329,000 for the nine months ended September 30, 1998. These increases resulted from $843,000 and $10.7 million in milestone and development revenue under our license agreement for NYOTRAN(R) with Abbott Laboratories ("Abbott") for the quarter and nine month periods ending September 30, 1999.

          Interest income increased by 28% to $339,000 for the three months ended September 30, 1999 from $265,000 for the three months ended September 30, 1998. Interest income decreased by 2% to $1,030,000 for the nine months ended September 30, 1999, from $1,013,000 for the nine months ended September 30, 1998. These changes resulted from an increase in the average amount of funds available for investment for the three months ended September 30, 1999 and a decrease in the average amount of funds available for the nine months ended September 30, 1999.

          Research and development expenses decreased by 10% to $5.0 million for the three months ended September 30, 1999 from $5.5 million for the three months ended September 30, 1998. The decrease in research and development expenses for the three months ended September 30, 1999 described above resulted primarily from a decrease of $1.1 million in clinical trial costs for NYOTRAN(R) as the trials for this product are in the process of being completed.

          The decrease listed above was offset by the following:

          o an increase of $184,000 in consulting fees relating to regulatory matters concerning NYOTRAN(R) and ATRAGEN(R);
          o    an increase of $100,000 in salaries and payroll costs; and
          o an increase of $242,000 in drug materials and manufacturing costs for ATRAGEN(R).

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



          Research and development expenses increased by 2% to $15.7 million for the nine-month period ending September 30, 1999 from $15.4 million for the nine-month period ending September 30, 1998. The increase in research and development expenses for the nine months ended September 30, 1999 described above resulted primarily from:

          o    an increase of $1.1 million in salaries and payroll costs;
          o an increase of $432,000 in consulting fees relating to regulatory matters concerning NYOTRAN(R) and ATRAGEN(R); and
          o an increase of $187,000 in outside research consultants and contracts.

          The increases listed above were offset by a decrease of $972,000 in drug materials and manufacturing costs for NYOTRAN(R) and Annamycin, and a decrease of $231,000 in outside pharmacology and toxicology studies relating mainly to NYOTRAN(R).

          Selling, general and administrative expenses increased 55% to $1.4 million for the three months ended September 30, 1999 from $901,000 for the three months ended September 30, 1998. Selling, general and administrative expenses increased 29% to $3.1 million for the nine months ended September 30, 1999 from $2.4 million for the nine months ended September 30, 1998. This increase in selling, general and administrative expenses for the three and nine months ended September 30, 1999 resulted primarily from:

          o increases of $351,000 and $448,000, respectively, in marketing salaries and payroll costs, including deferred compensation. These increases were due mainly to expenses under a July 1999 severance and release agreement with an officer of the Company;
          o increases of $302,000 and $353,000 respectively in business consultants; and
          o an increase of $215,000 in marketing expenses relating mainly to ATRAGEN(R) for the nine months ended September 30, 1999.

          These increases were partially offset by decreases of $116,000 and $366,000 in salaries and payroll costs, including deferred stock option compensation, for general and administrative personnel. Salary and payroll costs were less in 1999 due mainly to termination and severance payments to the Company's former president recorded in the first quarter of 1998.

          Interest expense and other increased 430% to $143,000 for the three months ended September 30, 1999 from $27,000 for the three months ended September 30, 1998. Interest expense and other increased 527% to $257,000 for the nine months ended September 30, 1999 from $41,000 for the nine months ended September 30, 1998. The increase in interest expense was primarily due to the following:

          o an increase in the balance of notes payable obtained to finance furniture and equipment; and
          o an increase of $2.5 million in notes payable relating to a promissory note issued to Genzyme in the second quarter of 1999.

          Net loss decreased by $660,000 resulting in a loss of $5.4 million for the three months ended September 30, 1999. Net loss decreased by $9.2 million to $7.3 million for the nine months ended September 30, 1999. These decreases were due mainly to increased revenue of $792,000 and $10.4 million for the three- and nine- month periods ending September 30, 1999, respectively.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


LIQUIDITY AND CAPITAL RESOURCES

          Since inception, our primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities. We have raised an aggregate of approximately $90 million from the sale of equity securities from our inception through September 30, 1999. In July 1992, we raised net proceeds of approximately $10.7 million in our initial public offering of Common Stock. In September 1993, we entered into a collaborative agreement with Genzyme relating to the development and commercialization of ATRAGEN(R), in which we received net proceeds of approximately $4.5 million from the sale of Common Stock to Genzyme. We received the following net proceeds in public offerings of our Common Stock on the following dates:

          o    November 1993     $11.5 million
          o    May 1996          $32.1 million
          o    February 1999     $11.7 million

          From October 1995 through December 31, 1997, we received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in a 1995 merger. In November 1998, we entered into a license agreement with Abbott relating to NYOTRAN(R), in which Abbott purchased 837,989 shares of Common Stock for $3.0 million. Through September 30, 1999, we received an additional $14.7 million in up-front and milestone payments from Abbott, all of which are non-refundable.

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

          The majority of our development activities are committed on a short-term, as-needed basis through contracts and purchase orders. These arrangements can be changed based on our needs and development activities. We have contracted with certain clinical research organizations to conduct our clinical trials outside of the United States for NYOTRAN(R) in the following indications: cryptococcal meningitis, presumed fungal infections and Aspergillus salvage. The remaining amount projected to be expended to complete the clinical research organizations' activities with respect to those indications is less than $500,000. The agreements provide that we can terminate them at any time, should either our financial situation or the results of the studies require it. Nonetheless, we intend to continue to engage clinical research organizations in the future to monitor our various clinical trials outside of the United States.

          Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials and selling, general and administrative expenses. We used cash of $9.2 million and $14.0 million in operating activities during the first nine months of 1999 and 1998, respectively. We had cash, cash-equivalents and short-term and long-term investments of $24.3 million as of September 30, 1999, consisting primarily of cash and money market accounts, and United States government securities, common stock and investment grade commercial paper.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



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

          To satisfy our capital requirements, we may seek to raise additional funds in the public or private capital markets. Our ability to raise additional funds in the public or private markets on terms favorable to the Company and its stockholders may have been adversely affected by recent developments regarding ATRAGEN(R). On August 4, 1999, the FDA informed us that its invitation to us to discuss our ATRAGEN(R) NDA filing at the Oncologic Drugs Advisory Committee, or ODAC, on September 17, 1999 had been withdrawn. The FDA cited deficiencies in our ATRAGEN(R) filing but did not specify at the time what those deficiencies are or how we might correct them. On September 24, 1999, the FDA provided us with an action letter citing the deficiencies in our ATRAGEN(R) submission. While the FDA has cited such deficiencies, the FDA has not notified us of any safety issues associated with ATRAGEN(R). While no assurances can be given that the deficiencies can be resolved, management believes that we can effectively address the FDA issues, and we have already formally advised them of our intention to amend our filing. Additionally, we will meet with the FDA to address the issues they have raised and to ensure that these are

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


effectively addressed in our amendment. Once we have had this meeting, we believe that we will be able to more clearly assess our revised timetable.

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

          We are in the process of contacting our consultants and other suppliers of goods and services, as well as our corporate partners, to assess the possible impact of year 2000 compliance of their systems and equipment on us. We plan to complete our assessment of these matters by November 30, 1999. We believe that the potential impact, if any, of the systems of our consultants (including clinical research organizations and hospitals), suppliers and corporate partners not being year 2000 compliant could result in the loss of data, which is available in hard-copy, that would have to be re-entered. Any loss of computer data will not materially affect our ability to continue our research and development activities. However, this potential loss of data could result in a material delay in completing clinical studies of our products which could have a material adverse effect on our business, results of operations and financial condition.

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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


PART II.        OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    10.1 Severance Agreement and Release dated July 30, 1999 between the Company and Janet Walter.

    10.2 Consulting Agreement dated October 1, 1999 between the Company and James R. Butler.

    10.3 Consulting Agreement dated October 1, 1999 between the Company and David J. McLachlan.

    11.1      Statement Regarding Computation of Share Earnings.

    27.1      Financial Data Schedule.


    (b) Reports on Form 8-K

        None

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          ARONEX PHARMACEUTICALS, INC.




Dated:   November 5, 1999           By: /s/ GEOFFREY F. COX
                                       -----------------------------------
                                    Geoffrey F. Cox, Ph.D.
                                    Chief Executive Officer







Dated:   November 5, 1999           By: /s/ TERANCE A. MURNANE
                                       -----------------------------------
                                    Terance A. Murnane
                                    Controller
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
    10.1      Severance Agreement and Release dated July 30, 1999 between the
              Company and Janet Walter.

    10.2      Consulting Agreement dated October 1, 1999 between the Company and
              James R. Butler.

    10.3      Consulting Agreement dated October 1, 1999 between the Company and
              David J. McLachlan.

    11.1      Statement Regarding Computation of Share Earnings.

    27.1      Financial Data Schedule.