Form 10-K405
period 1999-12-31
ARONEX PHARMACEUTICALS INC
filed 2000-03-30
CIK 854691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

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

                                   Yes X  No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 2000 was $83,162,002, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $3.75 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 24, 2000, 22,922,078 shares of the registrant's common stock were outstanding.

         Certain sections of the registrant's definitive proxy statement relating to the registrant's 2000 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1999, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

Item 1.           Business ..........................................................     1
                           General ..................................................     1
                           Business Strategy ........................................     1
                           Clinical and Scientific Background .......................     2
                           Products in Clinical Development .........................     3
                           Infectious Diseases ......................................     4
                           Cancer ...................................................     6
                           Research Pipeline ........................................     8
                           Collaborative Agreements .................................     9
                           Manufacturing ............................................     10
                           Sales and Marketing ......................................     10
                           Patents and Proprietary Rights ...........................     11
                           Government Regulation ....................................     12
                           Competition ..............................................     15
                           Employees ................................................     15
                           Additional Business Risks ................................     15

Item 2.           Properties ........................................................     21

Item 3.           Legal Proceedings .................................................     21

Item 4.           Submission of Matters to a Vote of Security Holders ...............     21

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters ...............................................     22

Item 6.           Selected Financial Data ...........................................     23

Item 7.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ............     24
                           Overview .................................................     24
                           Results of Operations ....................................     24
                           Acquired In-Process Research and Development .............     25
                           Liquidity and Capital Resources ..........................     26
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk ........     28

Item 8.           Financial Statements and Supplementary Data .......................     28

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ...............................     28

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant ................     29

Item 11.          Executive Compensation ............................................     29

Item 12.          Security Ownership of Certain Beneficial Owners and Management ....     29

Item 13.          Certain Relationships and Related Transactions ....................     29

                                     PART IV

Item 14.          Exhibits, Financial Statements Schedules and Reports on Form 8-K ..     30

Signatures ..........................................................................     34

Index to Financial Statements .......................................................     F-1

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

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         Aronex Pharmaceuticals (identified herein as "we", "us" or "our") is a biopharmaceutical company engaged in the identification and development of proprietary innovative medicines to treat cancer and infectious diseases. Our strategy is to identify and develop medicines based upon either refinements of proven therapies or new ways of treating specific diseases. Our focus is on medicines for cancer and infectious diseases for which current therapy is inadequate. The effectiveness of the current generation of anti-cancer and anti-infective drugs is limited because of two significant factors. First, cancer cells frequently become resistant to commonly used anti-cancer drugs, and organisms responsible for infectious diseases may also develop resistance to anti-infective drugs. This resistance results in the ultimate progression of many cancers and some infections. Second, these current generation drugs, particularly cancer drugs, are generally toxic because of their lack of selectivity that results in significant side effects on normal cells. We are targeting the development of drugs for cancer and infectious diseases that are selective in their action, with unique or special ways of acting and more favorable safety profiles.

BUSINESS STRATEGY

         We have implemented a comprehensive strategy to become a commercial biopharmaceutical company involved in the identification, development and commercialization of novel medicines for treating cancer and infectious diseases. Our strategy encompasses five key elements:

- Therapeutic Focus. We have adopted a clear therapeutic focus aimed at identifying and developing novel medicines to satisfy clearly-defined, unsatisfied needs in the treatment of cancer and infectious diseases. We believe that this focus provides synergies in the development of products as a result of common patient populations, and will provide synergies in the marketing and commercialization of products as a result of the common hospital-based sales and distribution channels and concentrated customer base associated with these products. In addition, we believe our focus on medicines for cancer and infectious diseases for which current therapy is inadequate may facilitate expedited commercialization of our products.

- Balanced Product Portfolio. We have a portfolio of clinical products that we believe provides a balanced development and commercialization risk profile. Two of our products are liposomal formulations of drugs that are currently on the market, designed to improve effectiveness and reduce adverse side effects. Liposomal formulations trap the drug within a lipid-based environment. We believe that this should contribute to a reduction in the development risks associated with our products. Two of our products are new compounds with novel mechanisms of action against a specific disease target. While these products are associated with a greater degree of development risk, we believe that these products may have a substantial impact against the diseases they are intended to treat. We believe that this balanced development and commercialization risk profile limits our dependence on a single product.

- Expedited Drug Development Programs. We believe that we have created an effective pharmaceutical development infrastructure. With expertise in preclinical development, drug formulation and delivery, quality assurance, quality control and analytical chemistry, drug manufacturing, regulatory and clinical affairs, we believe that we have the ability to effectively advance preclinical and clinical products through the development pipeline.

- Leveraged Research and Technological Resources. We rely on several sources to provide potential opportunities to expand our pipeline of products for commercialization. Using academic and corporate collaborations, we seek late-stage preclinical products for advancement into our clinical pipeline as well as early-stage clinical products with prospects for rapid clinical development. Additional opportunities are available through our existing capabilities in drug formulation and delivery.

- Marketing and Commercialization Strategy. Our marketing and commercialization effort is designed to create a revenue stream utilizing two diverse methods. We intend to market products in the United States through our own sales and marketing efforts or through co-marketing, and to market products overseas through licensing arrangements with corporate partners. We also intend to market those products requiring broader marketing and distribution efforts through licensing arrangements with corporate partners.

CLINICAL AND SCIENTIFIC BACKGROUND

         Our development programs are aimed at the identification and development of innovative medicines to treat cancer and infectious diseases for which current therapy is inadequate. The effectiveness of the current generation of anti-cancer and anti-infective drugs is limited because of two significant factors. First, cancer cells frequently become resistant to commonly used anti-cancer drugs, and organisms responsible for infectious diseases may also acquire resistance to anti-infective drugs. This resistance results in the ultimate progression of many cancers and some infections, such as HIV. Second, these drugs, particularly cancer drugs, are generally toxic because their lack of selectivity results in significant side effects on normal cells. We are targeting the development of drugs for cancer and infectious diseases that are selective in their actions, with unique or special ways of acting and more favorable safety profiles.

         Infectious Diseases

         The immune system, the major line of defense against infection, may be weakened by diseases, such as HIV and diabetes, or by drugs or agents used for the treatment of other medical conditions, such as chemotherapy in cancer patients or immunosuppressive, anti-rejection therapy in patients receiving organ transplants. A weak immune system predisposes patients to opportunistic infections caused by otherwise harmless microbes. These opportunistic infections are caused by microbes, including fungi such as Aspergillus and Candida, viruses or bacteria. Some of these "opportunistic" microbes can be or become resistant to existing therapies. Drugs with new mechanisms of action and/or improved safety profiles are needed to treat fungal, viral and bacterial diseases and to overcome the toxicity limitations associated with certain existing drugs.

         Cancer

         The American Cancer Society estimates that in the United States alone more than 1.2 million new cases of cancer will be diagnosed and more than 500,000 people will die of cancer in 2000. According to the American Cancer Society, major classes of cancer include:

         - solid tumors, the most common of which are breast cancer, prostate cancer and cancers of the lung;

         -        cancers of the lymphoid system; and

         -        cancers of the blood.

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

         Our Approach to the Treatment of Cancer and Infectious Diseases

         Our focused effort aims at identifying highly-specific, novel medicines for the treatment of cancer and infectious diseases. Through our research and development strategy, we seek to augment our pipeline by partnering with academic centers such as The University of Texas M.D. Anderson Cancer Center. These relationships are intended to permit us to identify opportunities which have already been validated in preclinical and, in some instances, clinical studies before we allocate resources for further evaluation and development. We also anticipate expansion of our product pipeline through acquisitions, licenses and joint ventures with corporate partners. This strategy is further intended to allow us to bypass the lengthy and uncertain drug discovery and screening process and to proceed quickly to product development and clinical evaluation. We believe that utilizing this strategy will allow us to maintain a full pipeline of innovative products for the treatment of cancer and infectious diseases. See "-- Collaborative Agreements."

PRODUCTS IN CLINICAL DEVELOPMENT

         The following table lists our clinical products, along with their initial indications and clinical status:

                 PRODUCT                           INDICATIONS                              CLINICAL STATUS
                 -------                           -----------                              ---------------
         INFECTIOUS DISEASES
         Nyotran(R) ...........   Presumed Fungal Infections                              Phase III completed
                                  Cryptococcal Meningitis                                 Phase III completed
                                  Candidemia                                              Phase II completed
                                  Aspergillus Salvage                                     Phase II

         CANCER
         ATRAGEN(R) ...........   Acute Promyelocytic Leukemia                            NDA amendment pending
                                  Acute Promyelocytic Leukemia Monotherapy                Phase II
                                  Non-Hodgkin's Lymphoma                                  Phase II
                                  Prostate Cancer                                         Phase II
                                  Renal Cell Carcinoma                                    Phase I/II
                                  Acute Myelogenous Leukemia                              Phase II
                                  Kaposi's Sarcoma                                        Phase II completed
         Annamycin ............   Breast Cancer                                           Phase II
                                  Leukemia                                                Phase I/II
         Aroplatin(TM).........   Lung Cancer                                             Phase II
                                  Renal Cell Carcinoma                                    Phase II

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

INFECTIOUS DISEASES

         Our infectious disease program centers on the development of new agents for the treatment of infectious diseases, including those that occur in patients with weakened immune systems. The clinical program presently focuses on the development of Nyotran(R) for life-threatening systemic, or internal, fungal infections.

         Nyotran(R) for Presumed Fungal Infections (Phase III completed), Cryptococcal Meningitis (Phase III completed), Candidemia (Phase II completed) and Aspergillus Salvage (Phase II)

         Systemic fungal infections are generally serious and may result in death. Most systemic fungal infections are caused by Candida, or yeasts, and Aspergillus, or molds, species. These life-threatening infections occur most often in patients with impaired immune defense mechanisms as a result of an underlying disease, such as HIV or diabetes, or the effects of treatments for other medical conditions, such as chemotherapy in cancer patients or anti-rejection therapy in patients receiving organ transplants. The population of patients who become candidates for anti-fungal treatment is increasing because of a number of factors, including more aggressive use of chemotherapy in cancer patients, increases in organ and bone marrow transplants, increased use of in-dwelling catheters for prolonged periods and the spread of HIV.

         We believe that the drugs that are currently used to treat systemic fungal infections, including fluconazole, itraconazole, amphotericin B and liposomal formulations of amphotericin B, have limitations that present a need for new therapies. Data from recent in vitro, or test tube, studies as well as clinical trial data indicate that a number of fungal strains are becoming increasingly resistant to known therapies. Fluconazole and itraconazole are relatively safe and are effective in inhibiting fungal growth in Candida, but are not effective in inhibiting fungal growth in Aspergillus and are generally not effective in treating fungal infections in patients who are seriously ill and whose immune systems are compromised and not functioning properly. Amphotericin B is very active against both Candida and Aspergillus but is highly toxic. Several companies have developed liposomal versions of amphotericin B that are designed to reduce the potential toxicity of amphotericin B.

         Nyotran(R) is a lipid-based, intravenous formulation of the drug nystatin, an established, widely-used topical anti-fungal agent. Although nystatin has proven to be a potent anti-fungal against a broad spectrum of fungi, including Candida, Cryptococcus, Histoplasma, Blastomyces and Aspergillus, its poor solubility and toxicity have previously precluded its systemic administration as a therapy for these fungal infections. Our proprietary formulation, Nyotran(R), reduces the toxicity of nystatin. In addition, we believe that Nyotran(R)'s lipid-based formulation addresses the solubility problem of nystatin. We believe Nyotran(R) offers potential advantages over current systemic anti-fungal therapies. Our in vitro studies indicate that it is active against a range of fungal strains, including Candida, Aspergillus, Cryptococcus and Fusarium species, some of which are resistant to currently available anti-fungal therapies. We believe that our clinical trials suggest that Nyotran(R) can be administered at doses that are effective in treating Aspergillus, Candida and Cryptococcus infections.

         The strategy for the development of Nyotran(R) has involved several stages. We have conducted three Phase I clinical studies which demonstrated a favorable safety profile. We completed a Phase II open label study in patients with Candidemia evaluating Nyotran(R) at multiple doses. Although this Phase II study has been completed, it remains open on a compassionate basis to enroll patients for whom other therapies have not been effective. Results from this study indicate that a dose of one-third of the maximum tolerated dose established in Phase I appears to be efficacious. Based upon data from this study, we initiated Phase III comparative multicenter trials in the United States, Australia and in Europe of Nyotran(R) against amphotericin B in patients with presumed fungal infections. Most frequently, in a hospital environment, a patient with a fever of unknown origin will be treated with an antibiotic. When this treatment proves ineffective, the physician then presumes that the patient has a fungal infection, and begins treatment with an anti-fungal agent. The diagnosis of a confirmed fungal infection may occur several days after anti-fungal therapy has begun. We completed the clinical trials for presumed fungal infections in late 1998. Data from these trials was presented at the September 1999 39th Interscience Conference on Antimicrobial Agents and Chemotherapy meeting.

         To expand the potential indications for Nyotran(R), we commenced Phase III trials for patients with cryptococcal meningitis and Phase II Aspergillus salvage trials. The Aspergillus salvage trials are designed to treat patients with Aspergillus who have failed treatment with current products. In late 1999, we completed the Phase III trials designed to show the equivalency of Nyotran(R) versus amphotericin B in the treatment of confirmed cryptococcal meningitis. In February 2000, we announced our preliminary findings from this trial. The data demonstrated that Nyotran(R) was not equivalent to amphotericin B with respect to the primary efficacy endpoint but there was no difference with respect to survival, a secondary endpoint. The data also indicated a favorable renal toxicity profile when compared to amphotericin B. Having gathered data from four clinical trials, we are now in a position to meet with the U.S. Food and Drug Administration "FDA" to determine the regulatory strategy for submission of our New Drug Application "NDA" in the United States. We will then review the strategy for filings in Europe and other parts of the world that will be accomplished by Abbott Laboratories. See "--Government Regulation," "-- Collaborative Agreements -- Collaborative Agreement with Abbott Laboratories" and "Additional Business Risks -- Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products."

         The active ingredient of Nyotran(R), nystatin, is available commercially. We have utilized a contract manufacturer for our clinical requirements of Nyotran(R), who we believe to be capable of satisfying the quantities required for clinical trials and anticipated quantities for initial commercial sales. However, we expect Abbott Laboratories to manufacture the quantities of Nyotran(R) necessary to conduct any remaining clinical trials and, following regulatory approval, to manufacture Nyotran(R) for commercial sale.

         Current treatment for systemic fungal infection is largely limited to amphotericin B, several liposomal formulations of amphotericin B and fluconazole. Amphotericin B has been a common choice for the treatment of systemic fungal infections. The clinical usefulness of amphotericin B is limited, however, because serious toxicity can occur at doses that are only marginally effective. Liposomal formulations of amphotericin B have been developed by several companies, including The Liposome Company, Inc., Gilead Sciences and ALZA Corporation. Each of these companies' products have regulatory approval in the United States and other countries. Each of these liposomal formulations shows a reduction in toxicity as compared to amphotericin B. Pfizer Inc.'s fluconazole, the world's largest selling anti-fungal product, is an oral formulation used for a wide range of less serious Candida indications. We are aware of other anti-fungal agents currently in clinical development.

         In November 1998, we entered into a license agreement with Abbott Laboratories for Nyotran(R). The license agreement provides Abbott with exclusive worldwide rights to market and sell Nyotran(R), subject to rights previously granted to Grupo Ferrer Internacional, S.A. in Spain and Portugal and certain co-promotion rights retained by us in the United States and Canada. Abbott has paid us milestone and up-front payments of $14.7 million under the license agreement and purchased common stock for $3.0 million under a related stock purchase agreement. Abbott has provided funding for the continuing clinical development of Nyotran(R) and will make subsequent milestone payments if specified sales targets are achieved. Abbott has agreed to pay us royalties which increase in amount based upon the level of product sales of Nyotran(R) in each year. See "-- Collaborative Agreements -- Collaborative Agreement with Abbott Laboratories."

         M.D. Anderson has granted us the worldwide exclusive license under an issued patent to the use of a liposomal formulation of nystatin in the treatment of systemic fungal infections. Another issued patent protects a process of pharmaceutical utility in making Nyotran(R). A continuation of this process patent is currently being prosecuted seeking additional claims in this area. See "-- Patents and Proprietary Rights."

CANCER

         Our programs in cancer focus on developing medicines based upon either refinements of proven therapies or new approaches to the treatment of specific disease targets. The clinical program currently focuses on development of ATRAGEN(R) for hematological malignancies and solid tumors, Annamycin for solid tumors and hematological malignancies and Aroplatin(TM) for solid tumors.

         ATRAGEN(R) for Acute Promyelocytic Leukemia ("APL") (NDA amendment pending), APL monotherapy (Phase II), Non-Hodgkin's Lymphoma (Phase
         II), Prostate Cancer (Phase II), Renal Cell Carcinoma (Phase I/II), AML (Phase II) and Kaposi's Sarcoma (Phase II completed)

         In December 1998, we filed an NDA with the FDA for approval of ATRAGEN(R) for the treatment of patients with acute promyelocytic leukemia, "APL", for whom therapy with tretinoin is necessary but for whom an intravenous administration is required. In September 1999, we received a letter from the FDA notifying us that the application was not approvable in its current form. We anticipate submitting an amendment to this NDA. This indication represents a therapeutic area where new therapies are needed. ATRA, or tretinoin, has been approved as an oral formulation by the FDA as a treatment for APL. ATRA and other retinoids cause cell differentiation in contrast to most conventional chemotherapeutic agents. Retinoids are molecules comprising both natural and synthetic derivatives of retinol, otherwise known as vitamin A. However, we believe the effectiveness of the oral formulation of ATRA may be reduced by the rate at which it is metabolized, which lowers the amount of drug that reaches the cancer target.

         According to the American Cancer Society, approximately 1,000 new cases of APL in the United States are diagnosed annually, and each year approximately 500,000 patients in the United States develop the various types of cancer identified as potential indications for ATRAGEN(R). ATRAGEN(R) also may be useful in treating a variety of hematological malignancies and solid tumors.

         ATRAGEN(R) is a lipid-based, intravenous formulation of ATRA. Our lipid formulation has been developed to change certain aspects of the drug's behavior in the body to overcome the known deficiencies of oral retinoids, such as the oral formulation of ATRA. ATRAGEN(R) has a different pharmacokinetics and distribution profile, so that there may be a decrease in the proportion of the drug metabolized and an increase in the proportion that reaches the cancer target. Following ATRAGEN(R) treatment, higher plasma concentrations of the drug are achieved than after oral ATRA therapy. Unlike oral administration, these drug levels are maintained throughout the course of therapy. These characteristics may deliver the drug more effectively to the bone marrow, liver and spleen, where most leukemic cells are found.

         We completed a Phase I clinical trial of ATRAGEN(R) in 1995 in patients with cancers of the blood. Phase I data presented in the journal Blood during 1996 indicated that ATRAGEN(R) sustains levels in the blood after prolonged dosing, is well tolerated, and shows evidence of activity against certain leukemias and lymphomas. We recently completed patient enrollment for the Phase II clinical evaluation of ATRAGEN(R) for its potential to induce remission and prevent relapse of APL in patients who have experienced a recurrence of the cancer. Interim results from one of these trials, presented at the American Society for Hematology meeting in December 1997, demonstrated that ATRAGEN(R) has activity against APL. Based on the pivotal Phase II data, we submitted an NDA for ATRAGEN(R) for the treatment of patients with APL for whom therapy with the drug tretinoin is necessary but for whom an intravenous administration is required.

         ATRAGEN(R) is also being assessed in Phase II clinical trials for its use as a monotherapy in the treatment of newly-diagnosed APL patients. Interim Phase II data presented in the journal Blood in October 1999 indicated that ATRAGEN(R) can induce remissions without the use of chemotherapy. Some of the patients sustained ongoing remissions for as long as 24 months.

         ATRAGEN(R) has also been assessed in Phase II clinical trials for the treatment of Kaposi's sarcoma. Results from this trial indicated that ATRAGEN(R) was generally well tolerated, with headaches and dry skin being the primary reported adverse events. We are not presently pursuing this indication, although we may do so in the future.

         In 1998, we initiated a Phase II clinical trial in non-Hodgkin's lymphoma and a Phase II clinical trial in hormone-refractory prostate cancer. In early 1999, a Phase I/II clinical trial in combination with interferon alpha in renal cell carcinoma was initiated at New York Presbyterian Hospital and the Weill Medical College of Cornell University under an institutional Investigational New Drug application, or IND. In late 1999, we initiated a Phase II clinical trial in acute myelogenous leukemia "AML". ATRAGEN(R) has been designated an orphan drug for the treatment of acute and chronic leukemia by the FDA. See "-- Government Regulation" and "-- Additional Business Risks -- Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products."

         The composition and method of use of ATRAGEN(R) is the subject of a patent application, assigned to The University of Texas M.D. Anderson Cancer Center, as to which the rights of M.D. Anderson are exclusively licensed to us. Claims to the ATRAGEN(R) formulation have been allowed in the European Patent Office. See "-- Patents and Proprietary Rights."

         Annamycin for Refractory Breast Cancer (Phase II) and Refractory Leukemia (Phase I/II)

         Annamycin is a new chemical entity belonging to the class of widely prescribed anti-cancer agents known as anthracyclines. This class of drug, which includes doxorubicin, daunorubicin and idarubicin, has been shown to be effective, either alone or in combination, against proliferating cancer cells. Anthracyclines currently on the market, however, suffer from two primary limitations:

         - Cancer cells often develop a resistance to them, rendering the treatment ineffective. This resistance, once developed by cancer cells, generally extends to include resistance to a variety of other chemotherapeutic agents, a phenomenon commonly referred to as multi-drug resistance. The best understood mechanism behind multi-drug resistance involves an increase in the production of P-glycoprotein, a trans-cell membrane pump. This pump transports drugs, including most types of anti-cancer drugs, out of tumor cells.

         - Currently available anthracyclines also frequently result in severe toxic effects, including irreversible cardiotoxicity.

         Annamycin was designed to overcome these two major limitations. In contrast to conventional chemotherapeutic agents, Annamycin is structured so that it avoids the mechanism of operation of the trans-cell membrane pump believed to be one of the mechanisms responsible for multi-drug resistance. Our preclinical studies have shown that Annamycin, which is a lipid-based formulation of a novel anthracycline, may be active against multi-drug resistant tumor cells that over-express at least two of the pumps that are believed to be, at least in part, responsible for tumor cells becoming resistant to treatment. This over-expression implies that the levels of the enzymes present in a particular person exceed the levels found in a healthy or normal person. Our preclinical studies of Annamycin in animals bearing human tumors also indicate that Annamycin may be less cardiotoxic than doxorubicin. A Phase I dose-escalating clinical trial of Annamycin was completed in August 1997. Data from this trial were presented at the American Society of Clinical Oncology meeting in May 1997. Annamycin is currently being evaluated in Phase II multi-center clinical trials in breast cancer patients whose tumors are resistant to conventional therapies. In April 1999, we initiated a Phase I/II clinical trial in refractory leukemia patients. See "-- Additional Business Risks -- Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products."

         We believe that there is a substantial market for an agent which is active against multi-drug resistance and exhibits an improved safety profile over doxorubicin. The American Cancer Society estimates that each year there are approximately 179,000 new cases of breast cancer in the United States. Annamycin also may be useful in treating other varieties of solid tumors, leukemias and lymphomas.

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

         Our liposomal formulation of Annamycin is the subject of an issued patent, licensed exclusively to us by The University of Texas M.D. Anderson Cancer Center. In addition, a patent application has been filed with respect to an improved process for preparing Annamycin. This patent application is also licensed to us under the exclusive license with M.D. Anderson. Annamycin itself is the subject of a patent that has been non-exclusively sublicensed to us by M.D. Anderson, which M.D. Anderson licensed from Ohio State University. See "-- Patents and Proprietary Rights."

         Aroplatin(TM) for Lung Cancer (Phase II) and Renal Cell Carcinoma (Phase II)

         Together with M.D. Anderson we are developing the novel platinum analogue, Aroplatin(TM), for the treatment of solid tumors. Aroplatin(TM) has been designed to overcome the toxicity and resistance that currently limits the usefulness of platinum, a chemotherapeutic agent widely used in the treatment of solid tumors. Phase I clinical trials have been conducted under a physician's IND at M.D. Anderson.

         Aroplatin(TM) is currently being evaluated in two Phase II clinical trials, under institutional IND's at M.D. Anderson:

         - a trial for the treatment of mesothelioma, a type of lung cancer, funded by the Office of Orphan Drug Products at the FDA; and

         - a trial for the treatment of metastatic renal cell carcinoma funded by us.

         In November 1999, we assumed ownership of the institutional INDs for Aroplatin(TM) and will begin conducting our own clinical development programs for this product. Aroplatin(TM) has been designated an orphan drug for the treatment of malignant mesothelioma by the FDA.

         Aroplatin(TM) is covered by a series of patents and a patent application, licensed exclusively to us by M.D. Anderson, relating to hydrophobic cis-platinum complexes and to stable liposomal formulations of the lipophilic platinum compounds. Hydrophobic or lipophilic means reduced solubility in water, and refers to cis-platinum complexes which are platinum molecules joined at different positions. The claims of these patents are drawn to novel cis-platinum complexes having hydrophobic properties and possessing hydrocarbon substituents. Hydrocarbon substituents are molecules consisting of hydrogen and carbon. Formulations containing the novel platinum complexes entrapped in liposomes and exhibiting improved drug stability are included. The patents also cover anti-tumor compositions with these stable cis-platinum complexes containing liposomes and methods of using them to treat tumors. Claims to the product have been allowed by the European Patent Office. A patent application filed in the United States that may overlap claims included in the United States patents licensed to us is the subject of an ongoing interference proceeding in the United States Patent and Trademark Office challenging the validity of this patent. We cannot currently predict the outcome of this matter. See "-- Patents and Proprietary Rights."

RESEARCH PIPELINE

         Our goal is to establish an effective and efficient pharmaceutical development infrastructure and capability to provide a continuing pipeline of products for commercialization. Our research and development strategy is to augment our pipeline by partnering with academic centers such as M.D. Anderson, as well as with private research foundations. This partnering will allow us to identify opportunities which have already been validated in preclinical and, in some instances, clinical studies before allocating resources for further evaluation and development. This approach will allow us to bypass the lengthy and uncertain drug discovery and screening process and to proceed quickly to product development and clinical evaluation. We believe that using this strategy will allow us to maintain a full pipeline of innovative products for the treatment of cancer and infectious diseases. See "-- Collaborative Agreements."

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

         Collaborative Agreement with Abbott Laboratories

         In November 1998, we entered into a stock purchase agreement and a license agreement with Abbott Laboratories for Nyotran(R). The license agreement provides Abbott with exclusive worldwide rights to market and sell Nyotran(R), subject to rights previously granted to Grupo Ferrer Internacional, S.A. in Spain and Portugal and co-promotion rights retained by us in the United States and Canada for an initial two year period. These co-promotion rights will renew annually thereafter for successive one year periods unless canceled by either party. To date, Abbott has purchased $3.0 million of our common stock and paid us up-front and milestone payments of $ 14.7 million under the license agreement. Abbott's payments to us provided funding for the continuing clinical development of Nyotran(R), and subsequent milestones are due if specified sales targets are achieved. However, there can be no assurance that these milestone payments will be made. Certain milestone payments are subject to reduction if the completion of the applicable activity is delayed beyond various dates. Once paid, all payments are non-refundable. Abbott will also pay us royalties that increase in amount based upon the level of product sales of Nyotran(R) in each year.

         The licenses granted under the Nyotran(R) agreement terminate on a country-by-country basis on the expiration of the last patent relating to that product in that country. The agreement is terminable by Abbott in the event certain regulatory milestone goals are not met or other specified events occur, such as adverse safety and efficacy issues, and are terminable by either party on the occurrence of a breach that is not cured by the breaching party within a certain time period after notice has been given to that breaching party. In the event the agreement is terminated by Abbott due to our failure to achieve a regulatory milestone in a timely manner or other specified cause, no further payments by Abbott are due.

         Relationship with Grupo Ferrer Internacional, S.A.

         In 1997, we entered into a supply and distribution agreement with Grupo Ferrer Internacional, S.A. to commercialize and market Nyotran(R), under which Grupo Ferrer received the exclusive right to distribute and sell Nyotran(R) in Spain and Portugal. This agreement was subsequently amended to enable Abbott to pursue an optimal registration and commercialization strategy in all international markets. The three parties are continuing three-way discussions to define this strategy.

         Relationship with The University of Texas M.D. Anderson Cancer Center

         We have two license agreements with M.D. Anderson which grant us exclusive rights to manufacture, use, market and sell products based upon certain technology developed at M.D. Anderson relating to the development of human monocyte or murine macrophage-derived cytotoxins which inhibit or destroy the proliferation of tumor cells, liposomal-encapsulated polyene antibiotics, except amphotericin B, liposomal-encapsulated anthracyclines, liposomal-encapsulated platinum derivatives and liposomal-encapsulated retinoids. Human monocyte or murine macrophage-derived cytotoxins refers to the source of the cytotoxins, which is either human or mouse-based. Nyotran(R), ATRAGEN(R), Annamycin and Aroplatin(TM) are products derived from our relationship with M.D. Anderson.

         The license agreements with M.D. Anderson require us to pay royalties for licensed technology based on specified percentages of cumulative net sales and royalties from sublicensees. We are also obligated to pay a milestone payment of $200,000 upon the approval of an NDA for each licensed product. Because we have not sold any products or processes to date, we have not paid any royalties under the license agreements. M.D. Anderson is responsible for the preparation, filing and prosecution of all patent applications, foreign and domestic, relating to technology developed at M.D. Anderson, and we reimburse M.D. Anderson for expenses incurred for these activities.

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

MANUFACTURING

         We do not have the facilities necessary to manufacture our products in accordance with the good manufacturing practices guidelines established by the FDA for companies manufacturing pharmaceutical products. We do have the capability to develop formulations, analytical methods, process controls and manufacturing technology for our products. We generally use contract manufacturers to produce batches of our products for clinical testing, although we expect Abbott to supply the quantities of Nyotran(R) necessary to conduct our remaining clinical trials of that product. We and the manufacturers of our products, other than Abbott, have not entered into any written agreements other than periodic purchase orders for the supply of the products they manufacture on our behalf. Contract manufacturers are closely supervised to ensure adherence to established production methods and compliance with our rigorous quality control and quality assurance standards. We do not expect to establish any significant manufacturing capacity in the near future. We do not operate, and do not currently plan to operate, manufacturing facilities for the production of our products in commercial quantities, and intend to contract with third parties for the manufacture and supply of our products. There can be no assurance that we will be able to obtain supplies of products from third-party suppliers on terms or in quantities acceptable to us. Also, we depend on third parties for the manufacture of our products. This may adversely affect our product profit margins and ability to develop and deliver products on a timely basis. Any third-party suppliers of this kind or any manufacturing facility we establish will be required to meet FDA good manufacturing practices requirements. FDA inspection and approval of manufacturing facilities and quality procedures for a drug are a prerequisite to approval of an NDA for that drug. We may encounter significant delays in obtaining supplies from third-party manufacturers or experience interruptions in our supplies. If we are unable to obtain adequate supplies, our business would be materially adversely affected.

         The raw materials required for the majority of our products are currently available in quantities sufficient to conduct our research, development, preclinical safety and clinical development activities. Certain of our products, such as Annamycin and Aroplatin(TM), are new syntheses and, therefore, are not yet available in commercial quantities. We cannot give assurance that the raw materials necessary for the manufacture of our products will be available in sufficient quantities or at a reasonable cost. Complications or delays in obtaining raw materials or in product manufacturing could delay the submission of products for regulatory approval and the initiation of new development programs, which could materially impair our competitive position and potential profitability.

SALES AND MARKETING

         We presently intend to market our products in North America through our own sales and marketing infrastructure or under marketing arrangements with other companies and will build our sales and marketing infrastructure in accordance with regulatory submissions. We currently plan to market selected products directly to oncologists, hematologists and infectious disease specialists through a niche sales and marketing force in the United States. Where large market opportunities require large sales forces, we may enter into co-marketing arrangements with, or license marketing rights to, third parties. Our international strategy is to negotiate marketing agreements with pharmaceutical manufacturers and distributors which will entitle us to receive a percentage of net product sales.

         We do not have any experience in sales, marketing or distribution. To market any of our products, we must develop a sales and marketing force with supporting distribution capability or enter into marketing and distribution arrangements with a company that has an established capability. Significant additional expenditures will be required for us to develop these capabilities. We have entered into agreements with Abbott and Grupo Ferrer with respect to the marketing and sale of Nyotran(R). In addition, we may enter into marketing agreements with one or more pharmaceutical companies to market other products that we may develop. To the extent we rely upon licensing, marketing or distribution arrangements with others, any revenues we receive will depend upon the efforts of third parties. We cannot assure that any third party will market our products successfully or that any third-party collaboration will be on terms favorable to us. If any marketing partner does not market a product successfully, our business would be materially adversely affected. We cannot give assurance that we will be able to establish sales, marketing and distribution capabilities or that we or our collaborators will be successful in gaining market acceptance for any products that we may develop. Our failure to establish marketing capabilities or to enter into marketing arrangements with third parties would have a material adverse effect on us.

PATENTS AND PROPRIETARY RIGHTS

         Our ability to commercialize any products will depend, in part, upon our or our licensors' ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing upon the proprietary rights of third parties. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Some of the United States patents and patent applications owned by or licensed to us are method-of-use patents that cover the use of certain compounds to treat specified conditions, and composition-of-matter patents are not available for some of our product candidates. We cannot assure that:

         - the patent applications licensed to or owned by us will result in issued patents;

         - that patent protection will be secured for any particular technology;

         - that any patents that have been or may be issued to us or our licensors will be valid or enforceable;

         -        that any patents will provide meaningful protection to us;

         -        that others will not be able to design around the patents; or

         - that our patents will provide a competitive advantage or have commercial application.

         We cannot give assurance that patents owned by or licensed to us will not be challenged by others. We could incur substantial costs in proceedings before the United States Patent and Trademark Office and other regulatory authorities, including interference proceedings. These proceedings could result in adverse decisions about the patentability of our inventions and products as well as about the enforceability, validity or scope of protection afforded by the patents. We are currently involved in an interference proceeding against Sumitomo Pharmaceuticals before the United States Patent and Trademark Office regarding the drug NDDP used in the formula of Aroplatin(TM).

Aroplatin(TM) consists of the liposomal formulation of the NDDP molecule. Both of the parties claim sole right to the invention. Sumitomo Pharmaceuticals is relying on a Japanese patent for priority. The interference was declared by an examiner to be between a currently pending United States patent application owned by Sumitomo Pharmaceuticals and certain issued patents licensed by us from M.D. Anderson. Should the Patent Office deem the Sumitomo Pharmaceuticals Japanese patent to be first in time over the date relating to our issued patents, our patents may be revoked or alternatively, some of the claims contained in these patents would be revoked. Under these circumstances, we would need to enter into a license agreement to obtain rights to NDDP in order to commercialize the product in the United States. There can be no assurance that we will be able to enter into a license on acceptable terms, if at all. See "-- Cancer -- Aroplatin(TM) for Lung Cancer (Phase II) and Renal Cell Carcinoma (Phase II)."

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

GOVERNMENT REGULATION

         Our research and development activities, preclinical studies and clinical trials, and ultimately the manufacturing, marketing and labeling of products, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. The United States Federal Food, Drug and Cosmetic Act and the associated regulations and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Preclinical study and clinical trial requirements and the regulatory approval process take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of our products. Delays or rejections in obtaining regulatory approvals would adversely affect our ability to commercialize any product we develop and our ability to receive product revenues or royalties. If regulatory approval of a product is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed.

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

         The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes:

         -        preclinical tests;

         - submission to the FDA of an IND which must become effective before human clinical trials may commence;

         - adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application;

         -        submission of an NDA to the FDA; and

         - FDA approval of the NDA prior to any commercial sale or shipment of the drug.

         In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be inspected and approved by the FDA. All manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with current FDA good manufacturing practices.

         Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with the good laboratory practices guidelines established by the FDA for companies conducting research and development on proposed pharmaceutical products. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials or that the lack of an objection means that the FDA will ultimately approve an NDA.

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

         We have designed the protocols for our pivotal clinical trials based on analysis of our research, including various parts of our Phase I and Phase II clinical trials. Although copies of our pivotal clinical trial protocols have been submitted to the FDA, there can be no assurance that the FDA, after the results of the pivotal clinical trials have been announced, will not disagree with the design of the pivotal clinical trial protocols. In addition, the FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites, including case report forms and record keeping procedures, and the performance of the protocols by clinical trial personnel to determine compliance with good clinical practices established by the FDA. The FDA also looks to determine that there was no bias in the conduct of clinical trials. The conduct of clinical trials in general and the performance of the pivotal clinical trial protocols is complex and difficult. There can be no assurance that the design or the performance of the pivotal clinical trial protocols will be successful.

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

         Our research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although we believe that our procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, we could be held liable for resulting damages, which could be material to our financial condition and business. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting us may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect us.

         Under the Orphan Drug Act, the FDA may grant "orphan drug" status to therapeutic agents intended to treat a "rare disease or condition," defined as a disease or condition that affects less than 200,000 persons in the United States. Orphan drug status grants the sponsor tax credits for the amounts expended on clinical trials, provided that certain conditions are met, as well as potential marketing exclusivity for four to seven years following approval of the pertinent NDA. We received orphan drug status for ATRAGEN(R) in 1993 for the treatment of acute and chronic leukemia. We received orphan drug status for Aroplatin(TM) in 1999 for the treatment of malignant mesothelioma. We may request this status for more of our products as part of our overall regulatory strategy. There is no assurance, however, that any of our other products will receive orphan drug status or that the benefits of protection currently afforded by orphan drug status will remain in effect. In addition, any party may obtain orphan drug status with respect to products for which patent protection has expired or is otherwise unavailable. The first party granted marketing approval could prevent other persons from commercializing that product during the period for which exclusivity was granted to that party. Exclusivity granted under the Orphan Drug Act is typically for a seven year period.

COMPETITION

         We believe that our products, because of their unique pharmacologic profiles will become useful new treatments for cancers and infectious diseases, either as alternatives to or in combination with other pharmaceuticals. We are engaged in pharmaceutical product development characterized by rapid technological progress. Many established biotechnology and pharmaceutical companies, universities and other research institutions with resources significantly greater than ours may develop products that directly compete with our products. Those entities may succeed in developing products, including liposomes and liposomal products, that are safer, more effective or less costly than our products. Even if our products should prove to be more effective than those developed by other companies, other companies may be more successful than us because of greater financial resources, greater experience in conducting preclinical and clinical trials and obtaining regulatory approval, stronger sales and marketing efforts, earlier receipt of approval for competing products and other factors. If we commence significant commercial sales of our products, we or our collaborators will compete in areas in which we have little or no experience such as manufacturing and marketing. There can be no assurance that our products, if commercialized, will be accepted and prescribed by healthcare professionals.

         Some of our competitors are active in the development of proprietary liposomes and in liposomal research and product development to treat cancer and certain fungal infections. Those competitors include The Liposome Company, Inc., Gilead Sciences and ALZA Corporation. Each of these companies' products have regulatory approval in the United States and other countries. Any marketing of these and other products that treat disease indications targeted by us could adversely affect the market acceptance of our products as a result of the established market recognition and physician familiarity with the competing product. The presence of directly competitive products could also result in more intense price competition than might otherwise exist, which could have a material adverse effect on our financial condition and results of operations. We believe that competition will be intense for all of our product candidates.

EMPLOYEES

         As of December 31, 1999, we had 82 full time employees, 63 of whom were engaged in research, development, clinical and regulatory affairs and 19 of whom were engaged in marketing, business development and administration. Our employees include two M.D.s, eleven Ph.D.s, one Pharm.D and four R.N.s. We have not experienced any work stoppages and consider relations with our employees to be good.

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

         We have incurred losses and have had negative cash flows from operations since inception. We have funded our activities primarily from sales of stock and, to a lesser extent, from revenues under research and development agreements and grants. As of December 31, 1999, our accumulated deficit was $101.5 million. To date, we have dedicated most of our financial resources to the research and development of products, general and administrative expenses, and the prosecution of patents and patent applications.

         We expect to incur operating losses for at least the next several years. This is primarily attributable to our plan to spend substantial amounts on research and development of products, including preclinical studies and clinical trials, and, if we obtain necessary regulatory approvals, on sales and marketing efforts. We cannot assure that we will ever become profitable or that we will remain profitable if and when we become profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and "-- Liquidity and Capital Resources."

We Will Require Future Capital and Are Uncertain of the Availability or Terms of Additional Funding, Which May Lead to Bankruptcy if Funding Becomes Unavailable, or Dilution or other Adverse Effects to the Value of Our Shares or Our Shareholders' Rights Even if Funding is Available

         We will continue to require substantial additional funds for our operations. We expect that our existing financial resources should be sufficient to fund capital and operating requirements into the first quarter of 2001. Our independent public accountants have included an emphasis of a matter paragraph in their report on our financial statements as of and for the year ended December 31, 1999 that describes our need to obtain additional financing in order to complete research and development and other activities to commercialize our products. In the future, we may need to raise substantial additional capital to fund operations. It is possible that changes in research and development plans, acquisitions or other events will require us to make unexpected large future expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Additional funding may be available in the public or private capital markets and through collaboration agreements with partners. If, however, the results of our clinical trials are not favorable, it will be much more difficult for us to raise additional funds. We do not know if additional funding will be available at all or on acceptable terms. If we are not able to obtain funding, it may be necessary to curtail some or all research and development programs or to obtain funds through arrangements that require us to relinquish rights to some or all of our products or to declare bankruptcy. If we raise funds by selling more stock, share ownership by our current stockholders will be diluted. In addition, we may grant future investors rights which are superior to those of current stockholders.

Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products

         Before approving a drug for commercial sale as a treatment for a disease, the FDA and other regulatory authorities generally require that the safety and efficacy of a drug be demonstrated in humans. This is provided by showing results from adequate and well-controlled clinical trials in which the drug is used to treat patients suffering from the disease. We cannot predict whether our clinical trials will adequately demonstrate the drug's safety and efficacy or whether the FDA or other regulatory authority will agree with the sufficiency of the trial results. If our clinical trials do not demonstrate the safety or efficacy of our products, or if we otherwise fail to obtain regulatory approval for our products, we will not be able to generate revenues from the commercial sale of our products. See "Business -- Government Regulation."

Delays in Patient Enrollment May Result in Increased Costs, Program Delays, or Both, to Clinical Trials

         Pivotal clinical trials are very costly and time-consuming. The speed with which we are able to enroll patients in clinical trials is affected by several factors, including the size of the patient population, competing trials, the proximity of patients to clinical sites, and the eligibility criteria for the study. These delays and complications can affect the cost of our clinical trials as well as our ability to complete clinical trials on schedule. See "Business -- Government Regulation."

The FDA Can Impose Other Restrictions On Our Operations that may Increase Costs or Delay or Prohibit Sales

         The FDA and other regulatory authorities will continue to review our products and periodically inspect the facilities used to manufacture those products both before and after the grant of regulatory approvals. If the FDA or other regulatory authorities identify problems with a product, manufacturer of our products or its facility, they may impose restrictions that may include warning letters, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution. See "Business -- Government Regulation."

Our Products Must Obtain Regulatory Approval In Other Countries Which Delay or Prohibit Sales

         We and licensees of our products must obtain regulatory approvals in countries other than the United States before marketing products in those countries. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we or our licensees may obtain regulatory approval for a product in a particular country, but then be subject to price regulation that prevents the sale of the product at satisfactory prices. See "Business -- Government Regulation."

We Experience a Substantial Degree of Uncertainty Relating to Patents that, if Determined to be Unenforceable, Could Result in the Loss of the Patent or Claims Against Us

         Our success will depend to a large extent on our ability to:

         - obtain United States and foreign patent protection for drug candidates and processes,

         -        preserve trade secrets, and

         - operate without infringing the proprietary rights of third parties.

         Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under these patents are still developing. As a result, our ability to obtain and enforce patents that protect our products is uncertain and involves complex legal and factual questions.

         We also cannot be completely sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for such inventions. Furthermore, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Existing or future patents may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. We cannot assure that any of our rights under any issued patents will provide sufficient protection against competitive products or otherwise cover commercially valuable products or processes. We may not have identified all United States and foreign patents that pose a risk of infringement. We are also currently involved in certain interference proceedings relating to Aroplatin(TM). See "Business --Patents and Proprietary Rights."

We May Incur Substantial Costs and Delays As a Result of Proceedings and Litigation Regarding Patents and Other Proprietary Rights

         Proceedings involving our patents or patent applications could result in adverse decisions about:

         -        the patentability of our inventions and products; and/or

         - the enforceability, validity or scope of protection offered by our patents.

         The manufacture, use or sale of our products may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, and fail successfully to defend an infringement action or to have infringing patents declared invalid, we may:

         -        incur substantial money damages;

         -        encounter significant delays in bringing products to market;
                  and/or

         - be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring licenses.

Confidentiality Agreements with Employees and Others May Not Adequately Prevent Disclosure of Trade Secrets and Other Unpatented Proprietary Information, which, if Disclosed, Could Materially Adversely Affect Our Operations or Financial Condition

         Because trade secrets and other unpatented proprietary information are critical to our business, we seek protection through confidentiality agreements with employees, consultants, advisors and collaborators. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could have a material adverse effect on our business, results of operations and financial condition. See "Business -- Patents and Proprietary Rights."

We Do Not Manufacture Our Own Products And May Not Be Able to Obtain Adequate Supplies, which Could Cause Delays or Reduce Profit Margins

         We do not have the facilities necessary to manufacture products in accordance with FDA good manufacturing practices. As a result, we use contract manufacturers to produce quantities for clinical testing. We have not entered into any agreement with our manufacturers except for (1) periodic purchase orders and (2) Abbott who holds an option to manufacture Nyotran(R). We do not expect to establish any significant manufacturing capacity in the near future. Instead, we intend to rely on corporate partners and contract manufacturers for the manufacture and supply of our products. Therefore, we may not be able to obtain supplies of products on acceptable terms or in sufficient quantities, if at all. Our dependence on third parties for the manufacture of products may also reduce our profit margins and ability to develop and deliver products with sufficient speed. See "Business -- Manufacturing."

Our Products Require Materials that May Not Be Readily Available or Cost Effective, which May Adversely Affect Our Competitive Position or Profitability

         Some of our products, such as Annamycin and Aroplatin(TM), are new syntheses and are not yet available in commercial quantities. Raw materials necessary for the manufacture of these and other of our products may not be available in sufficient quantities or at a reasonable cost in the future. Complications or delays in obtaining raw materials or in product manufacturing could delay the submission of products for regulatory approval and the initiation of new development programs, which could materially impair our competitive position and potential profitability. See "Business -- Manufacturing."

We Have No Experience In Sales, Marketing and Distribution and Rely on Third Parties, which May Result in Lower Sales, Higher Costs or Lower Profit Margins

         We anticipate relying on one or more pharmaceutical companies to market our products to customers, and, wherever possible, to retain co-marketing rights in certain markets such as the United States and Canada. Agreements have already been entered into with Abbott and Grupo Ferrer for distribution of Nyotran(R). We have retained co-marketing rights under the Abbott agreement for a limited period of time. See "Business --Collaborative Agreements." To the extent that we use distribution arrangements with third parties to market products, our ability to generate revenues and profits will depend upon the efforts of these third parties.

         We are developing our own sales and marketing capabilities that will require us to make significant expenditures. We may not be successful in establishing sales, marketing and distribution capabilities. In addition, our ability to generate revenues and profits will be reduced or eliminated:

         - if we fail to establish sales, marketing and/or distribution capabilities or enter into arrangements with third parties;

         - if we or new marketing partners fail to market a product successfully;

         -        if physicians do not prescribe our products; or

         -        if patients do not accept our products.

Our Ability to Enter into Collaborative Arrangements Is Critical to Our Successful Development, Sales and Licensing of Products and Potential Profitability

         We are a product development company with limited resources. We do not conduct research and we are just beginning to create a marketing and sales department. Therefore, our present strategy involves entering into arrangements with corporate, government and academic collaborators, licensors, licensees and others. As a consequence, our success may depend in large part on the success of these other parties in performing their responsibilities. Also, we may not be able to establish additional collaborative arrangements or license agreements that are necessary to develop and commercialize products. Even if established, these collaborative or license agreements may not be successful. Some of these collaborative agreements and license agreements provide for milestone payments to us, and others require us to pay milestone payments to others. We may not be able to achieve the milestones that trigger payments to us. In addition, payments by us may not result in the development of marketable products by our collaborators. See "Business -- Collaborative Agreements."

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

         Some of our competitors are active in the development of proprietary liposomes and in liposomal research and product development to treat cancer and certain fungal infections. Some of these companies' products have regulatory approval in the United States and other countries. Any marketing of these and other products that treat diseases targeted by us could reduce the market acceptance of our products. The presence of directly competitive products could also result in intense price competition, which could reduce our revenues and profits. See "Business -- Competition."

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

Contingent Stock Rights Could Result in Subsequent Dilution to Net Tangible Book Value of Shares

         Pursuant to the terms of our 1995 merger with Triplex Pharmaceutical Corporation, we are obligated to issue shares of our common stock to certain of their former security holders if our board of directors determines that data from clinical trials of Zintevir(R) on or before September 11, 2000 is sufficient to file an NDA with the FDA. If that event occurs, these rights will result in the issuance of up to an aggregate of $5.0 million of our common stock. These shares will be valued at the current market value of our common stock at the time the event requiring issuance of the shares occurs. As a result, current shareholders could experience further dilution in the net tangible book value per share.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol "ARNX." The last sale price of the common stock as reported on the Nasdaq National Market on March 24, 2000, was $3.75 per share. At December 31, 1999, there were approximately 250 holders of record and approximately 8,500 beneficial owners of our common stock. The following table sets forth the range of high and low sales prices per share of common stock, as reported on the Nasdaq National Market, during the periods presented.

YEAR ENDED DECEMBER 31, 1998:                  HIGH         LOW
                                             -------      -------
1st Quarter ..............................   $ 4 3/4      $  3
2nd Quarter ..............................     4 7/8         3 1/16
3rd Quarter ..............................     4             2
4th Quarter ..............................     4 3/4         1 11/16

YEAR ENDED DECEMBER 31, 1999:
1st Quarter ..............................   $ 3 1/8      $  1 15/16
2nd Quarter ..............................     7 1/8         2 11/16
3rd Quarter ..............................     7 1/16        3 3/8
4th Quarter ..............................     4             2 9/16

YEAR ENDED DECEMBER 31, 2000:
1st Quarter (Through March 24, 2000) .....   $ 5 1/4      $  2 3/4

DIVIDENDS

         We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, to support the development of our business and do not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data set forth below are derived from our financial statements as of and for each of the years in the five-year period ended December 31, 1999, which have been audited by Arthur Andersen LLP, independent public accountants. Their report on those financial statements include an emphasis of a matter paragraph concerning the Company's need to obtain additional financing in order to complete research and development and other activities necessary to commercialize its products. On September 11, 1995, we acquired Triplex Pharmaceutical Corporation and API Acquisition Company, Inc. or "API", formerly Oncologix, Inc. This transaction was accounted for under the purchase method of accounting. The selected financial data prior to September 11, 1995 represent our operations and balance sheet data, while the selected financial data from and after September 11, 1995 represent the combined operations and balance sheet data of the merged companies. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                                       YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                    1995           1996           1997           1998           1999
                                                 ---------      ---------      ---------      ---------      ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Research and development grants
        and contracts ......................     $   1,248      $   2,670      $     841      $   6,737      $  11,052
   Interest income .........................           452          1,692          2,059          1,265          1,330
                                                 ---------      ---------      ---------      ---------      ---------
        Total revenues .....................         1,700          4,362          2,900          8,002         12,382
Expenses:
   Research and development ................         8,347         10,357         13,993         22,793         21,494
   Purchase of in-process research
        and development ....................         8,383            242          3,000             --             --
   Selling, general and administrative .....         2,215          1,620          2,641          3,354          4,652
   Interest expense and other ..............           184            173            257             86            330
                                                 ---------      ---------      ---------      ---------      ---------
        Total expenses .....................        19,129         12,392         19,891         26,233         26,476
                                                 ---------      ---------      ---------      ---------      ---------
Net loss ...................................     $ (17,429)     $  (8,030)     $ (16,991)     $ (18,231)     $ (14,094)
                                                 =========      =========      =========      =========      ---------
Basic and diluted loss per share ...........     $   (2.69)     $   (0.62)     $   (1.14)     $   (1.17)     $   (0.65)
                                                 =========      =========      =========      =========      =========
Weighted average shares used in
   computing basic and diluted loss per
   share ...................................         6,488         13,048         14,896         15,571         21,727

                                                                       YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                    1995           1996           1997           1998           1999
                                                 ---------      ---------      ---------      ---------      ---------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-
   term and long-term investments ..........     $  12,015      $  41,388      $  29,954      $  20,390      $  20,252
Total assets ...............................        15,530         44,281         32,125         23,045         22,734
Total long-term obligations ................         1,574            146              6          1,012          3,517
Deficit accumulated during
   development stage .......................       (44,183)       (52,213)       (69,204)       (87,435)      (101,529)
Total stockholders' equity .................        11,994         40,477         27,379         13,610         14,731

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes contained elsewhere herein.

OVERVIEW

         Since our inception in 1986, we have primarily devoted our resources to fund research, drug discovery and development. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we expend our resources for product research and development, preclinical and clinical testing and regulatory compliance. We have sustained losses of $101.5 million through December 31, 1999. Our research and development activities and operations have been financed primarily through public and private offerings of securities and, to a lesser extent, from revenues under research and development agreements and grants. Our operating results have fluctuated significantly during each quarter, and we anticipate that these fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

RESULTS OF OPERATIONS

         Years Ended December 31, 1998 and 1999

         Revenues from research and development grants and contracts increased 66% to $11.1 million in 1999, from $6.7 million in 1998. This increase resulted from milestone and development revenue under our license agreement for Nyotran(R).

         Interest income increased by 5% to $1,330,000 in 1999 from $1,265,000 in 1998. This increase resulted from an increase in the average amount of funds available for investment in 1999.

         Research and development expenses decreased 6% to $21.5 million in 1999, from $22.8 million in 1998. The decrease in research and development expenses resulted primarily from decreases of $2.3 million and $729,000 in clinical investigation costs and manufacturing relating to Nyotran(R). These decreases were partially offset by increases of $640,000 in payroll costs and $600,000 in regulatory consultants relating mostly to ATRAGEN(R) and Nyotran(R).

         Selling, general and administrative expenses increased 39% to $4.7 million in 1999, from $3.4 million in 1998. The increase in selling, general and administrative expenses resulted primarily from an increase of $408,000 in business consultant expense relating mainly to evaluating the market potential for our product candidates and an increase of $286,000 in marketing expenses relating mainly to ATRAGEN(R).

         Interest expense and other increased 284% to $330,000 in 1999, from $86,000 in 1998. The increase in interest expense and other resulted primarily from an increase in the average amount of capital lease obligations and indebtedness used to fund the acquisition of laboratory equipment.

         Net loss decreased 23% to $14.1 million in 1999, from $18.2 million in 1998. The decrease in net loss resulted primarily from an increase of $4.3 million in revenues relating to research and development grants and contracts.

         Years Ended December 31, 1997 and 1998

         Revenues from research and development grants and contracts increased 697% to $6.7 million in 1998, from $841,000 in 1997. This increase was due primarily to $6.2 million in milestone and development payments received from Abbott in the fourth quarter of 1998.

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

         Research and development expenses increased 63% to $22.8 million in 1998, from $14 million in 1997. The increase in research and development expenses resulted in an increase of $8.8 million in the medical affairs department costs in 1998 primarily from:

         - an increase of $6.1 million in clinical trials for our lead product Nyotran(R);

         -        an increase of $486,000 in clinical trials for ATRAGEN(R); and

         -        an increase of $1.4 million in salaries and payroll costs.

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

         General and administrative expenses increased 31% to $3.4 million in 1998, from $2.6 million in 1997. The increase in general and administrative expenses resulted primarily from:

         -        an increase of $290,000 in salaries and payroll costs;

         - an increase of $110,000 relating to business development activities;

         - an increase of $78,000 in investor and public relations expenses; and

         - the addition of $261,000 in marketing expenses, relating primarily to ATRAGEN(R), in 1998.

         Several new administrative positions were added during the second half of 1997, including a Chief Executive Officer in the fourth quarter of 1997. Additionally, the former President, who resigned in January 1998, was entitled to certain severance payments in accordance with his termination and severance agreement. These severance payments, which continued through January 1999, were recorded as compensation expenses in 1998.

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

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

         On September 11, 1995, we acquired two development-stage companies, Triplex and API. These acquisitions were accounted for under the purchase method of accounting in which the aggregate purchase price was allocated to tangible and intangible assets acquired based on their relative fair values as of the date of the transaction. We allocated approximately $2.8 million of the purchase price for Triplex and $5.6 million of the purchase price for API to in-process research and development. Our valuation of the research and development acquired considered:

         -        the current scientific and development status of the projects;

         - the expected amount of time and resources required to complete the projects;

         - the probability of obtaining collaborators to help finance and develop the projects; and

         -        the potential market for the projects.

         Our ability to commercialize the products acquired is affected by several risks. These risks include:

         -        the successful filing and acceptance by the FDA of any IND's;

         -        the completion of all stages of clinical trials;

         - the submission of data for the approval of any NDA's, including the demonstration of safety and efficacy;

         - the ability to enter into collaborative arrangements to fund the future development of the acquired products; and

         -        the ability to manufacture the acquired products. See
                  "Business."

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

         In order for Zintevir(R) to become a marketable product, it will be necessary to conduct several clinical trials and to improve the manufacturing of the product. We completed two Phase I clinical trials for Zintevir(R). In October 1997, we began a Phase I/II trial and in 1999 we placed this trial on hold. Subsequent to the acquisition, we expended approximately $3 million for the development of Zintevir(R). We will evaluate the results of the Phase I/II clinical trial and do not intend to progress into additional development of Zintevir(R) unless another company agrees to fund the additional development work. If funding is obtained, we estimate it will require an additional $50 million over 3 to 5 years to complete the development of Zintevir(R).

         At the time of acquisition, API was engaged in the research and development of drugs for the treatment of cancer. We acquired the API projects to complement our existing product portfolio. The API compounds were licensed by API from other companies, and were at a preclinical or early clinical stage. Additional clinical trials and laboratory work were necessary to complete the development of these compounds. After the acquisition, in order to determine the best way to complete development, we devoted limited scientific resources to review the preclinical and clinical data on these projects. The majority of effort expended by us was to identify other companies who would be interested in funding these projects. One collaborative agreement was entered into relating to the projects acquired from API. In 1996, we entered into a license agreement with Hoffman-LaRoche related to the compound AR209, which was being developed for breast cancer. Under the agreement, Hoffman-LaRoche was responsible for funding the costs of all remaining preclinical and clinical development of AR209. Hoffman-LaRoche paid us a license fee when the agreement was entered into and an annual license fee in 1997. The agreement was terminated without cause by Hoffman-LaRoche in September 1998 when they stopped development. Rights to AR209 have returned to us. We have ceased further development of AR209 until funding from a corporate partner is obtained. We estimate it would require an additional $25 to $40 million and take 5 to 8 years to complete the development of AR209 for cancer therapies. We have not maintained the license of other compounds from API.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, our primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities, and to a lesser extent, from revenues under research and development agreements and grants. We have raised an aggregate of approximately $90 million from the sale of equity securities from inception through December 31, 1999. In July 1992, we raised net proceeds of approximately $10.7 million in the initial public offering of our common stock. In September 1993, we entered into a collaborative agreement with Genzyme relating to the development and commercialization of ATRAGEN(R), in which we received net proceeds of approximately $4.5 million from the sale of common stock to Genzyme. In November 1993, we raised net proceeds of approximately $11.5 million and in May 1996, we raised net proceeds of approximately $32.1 million in public offerings of common stock. From October 1995 through December 31, 1998, we received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in our 1995 merger with API. In November 1998, we entered into a license agreement with Abbott relating to NYOTRAN(R), in which Abbott purchased 837,898 shares of common stock for $3.0 million. Through February 29, 2000 we received an additional $14.7 million in up-front and milestone payments from Abbott, all of which are non-refundable. In February 1999, we raised net proceeds of approximately $11.7 million in a public offering of 6.0 million shares of our common stock.

         The majority of our development activities are committed on a short-term, as-needed basis through contracts and purchase orders. These arrangements can be changed based on our needs and development activities. We have contracted with certain clinical research and other consulting organizations to assist in conducting our clinical trials. The agreements provide that we can terminate them at any time, should either our financial situation, or the results of the studies, require it. Nonetheless, we intend to continue to engage such services in the future.

         Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials and general and administrative expenses. Cash of $13.1 million and $12.2 million was used in operating activities during 1999 and 1998. We had cash, cash-equivalents and short-term and long-term investments of $20.3 million as of December 31, 1999, consisting primarily of cash and money market accounts, and United States government securities and investment grade commercial paper.

         We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings. We have expended, and will continue to require, substantial funds to continue our research and development activities, including preclinical studies and clinical trials of our products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained.

         We expect that our existing financial resources should be sufficient to fund our capital requirements into the first quarter of 2001. In the future, we may need to raise substantial additional capital to fund our operations. Our independent public accountants have included an emphasis of a matter paragraph in their report on our financial statements as of and for the year ended December 31, 1999 that describes our need to obtain additional financing in order to complete research and development and other activities necessary to commercialize our products.

         We have experienced significant increases in accounts payable and accrued payroll since 1996, primarily as a result of the increased development activities relating to our two late-stage products. We anticipate that the amounts expended for these items in the future will continue to correspond with our development activities. If the volume of development activities decreases, there will be a decrease in outstanding payables and a decrease in our liquidity position. We expect that our expenses relating to development activities will fluctuate from quarter to quarter over the next few years as we have not yet generated revenues from product sales. Also, we have typically obtained debt financing when necessary for equipment, furniture and leasehold improvement requirements. In 1998, our capital requirements increased with the move into new facilities. As a result, we borrowed $1.4 million in 1998 to finance our requirements in this new facility. We expect that we will continue to incur additional debt to meet our capital requirements from time to time in the future, based on our financial resources and needs.

         Our capital requirements will depend on many factors, including the risk factors more completely described under "Business -- Additional Business Risks" above. These factors include:

         - problems, delays, expenses and complications frequently encountered by development stage companies;

         - the progress of our research, development and clinical trial programs;

         - the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements;

         - the costs and timing of seeking regulatory approvals of our products;

         -        our ability to obtain regulatory approvals;

         -        the success of our sales and marketing programs;

         - the costs of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and

         - changes in economic, regulatory or competitive conditions of our planned business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item as to our directors and executive officers is hereby incorporated by reference from the information appearing under the captions "Proposals-Proposal I: Election of Directors" and "Company Information -- Executive Officers" in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") within 120 days of the end of our fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item as to our management is hereby incorporated by reference from the information appearing under the captions "Company Information -- Executive Compensation" and " -- Director Compensation" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 1999. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in our proxy statement under the sub-heading "Company Information -- Report of the Compensation Committee" and " -- Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item as to the ownership by management and others of securities of Aronex Pharmaceuticals is hereby incorporated by reference from the information appearing under the caption "Stock Ownership of the Company's Largest Stockholders and Management" in Aronex Pharmaceuticals' definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of Aronex Pharmaceuticals' fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item as to certain business relationships and transactions with management and other related parties of Aronex Pharmaceuticals is hereby incorporated by reference to such information appearing under the caption "Transactions with Affiliates" in Aronex Pharmaceuticals' definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of Aronex Pharmaceuticals' fiscal year ended December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)    Documents Filed as Part of This Report

   (a)(1) FINANCIAL STATEMENTS

          See Index to Financial Statements on Page F-1 of this report.

   (a)(3) EXHIBITS


  EXHIBIT
  NUMBER                                   EXHIBIT
  ------                                   -------
  3.1        Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Aronex Pharmaceuticals' Quarterly
             Report on Form 10-Q for the quarterly period ending June 30, 1997
             (the "June 1997 Form 10-Q")).

  3.1(i)     Certificate of Amendment of Amended and Restated Certificate of
             Incorporation of the Company (incorporated by reference to Exhibit
             3.1 (i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1999).

  3.1(ii)    Certificate of Designation of Series One Junior Participating
             Preferred Stock dated October 6, 1999 (attached as Exhibit A to the
             Rights Agreement files as Exhibit 4.1 incorporated by reference to
             Exhibit 4.1 on Form 8-A dated October 7, 1999).

  3.2        Restated Bylaws (incorporated by reference to Exhibit 3.2 to Aronex
             Pharmaceuticals' Registration Statement on Form S-1 (No. 33-47418)
             (the "1992 Registration Statement"), as declared effective by the Commission on July 10, 1992).

  4.1 Specimen certificate for shares of Common Stock, par value $0.001 per share (incorporated by reference to Exhibit 4.1 to Aronex
             Pharmaceuticals' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).

  4.1(i)     Rights Agreement, dated October 6, 1999, between the Company and
             American Stock Transfer & Trust Company, as Rights Agent
             (incorporated by reference to Exhibit 4.1 on Form 8-A dated October
             7, 1999).

  4.2        Form of Rights Certificate (attached as Exhibit B to the Rights
             Agreement files as Exhibit 4.1 incorporated by reference to Exhibit
             4.1 on Form 8-A dated October 7, 1999).

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

  EXHIBIT
  NUMBER                                   EXHIBIT
  ------                                   -------
  10.5*      Fourth Amendment to Registration Rights Agreement dated January 20,
             1994, among Aronex Pharmaceuticals and certain of its stockholders.

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

  10.17      Form of Proprietary Information and Inventions Agreement
             (incorporated by reference to Exhibit 10.24 to the 1992
             Registration Statement).

  10.18*     Common Stock Purchase Warrant dated June 28, 1993 from Aronex
             Pharmaceuticals in favor of GATX Capital Corporation.

  EXHIBIT
  NUMBER                                   EXHIBIT
  ------                                   -------
  10.19*     Common Stock Purchase Warrant dated March 21, 1994 from Aronex
             Pharmaceuticals in favor of GATX Capital Corporation.

  10.20*     Common Stock Purchase Warrant dated June 28, 1993 from Aronex
             Pharmaceuticals in favor of MM Ventures.

  10.21*     Common Stock Purchase Warrant dated March 21, 1994 from Aronex
             Pharmaceuticals in favor of MM Ventures.

  10.22      Amendment No. 2 to License and Development Agreement dated
             September 10, 1996, between Aronex Pharmaceuticals and Genzyme
             Corporation (incorporated by reference to Exhibit 10.1 to Aronex
             Pharmaceuticals' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (the "September 1996 Form 10-Q")).

  10.23      Amendment No. 2 to Stock Purchase Agreement dated September 10,
             1996, between Aronex Pharmaceuticals and Genzyme Corporation
             (incorporated by reference to Exhibit 10.2 to the September 1996
             Form 10-Q).

  10.24      Amendment No. 3 to License and Development Agreement dated March
             25, 1997, between Aronex Pharmaceuticals and Genzyme Corporation
             (incorporated by reference to Exhibit 10.1 to Aronex
             Pharmaceuticals' Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997 (the "March 1997 Form 10-Q")).

  10.25      Amendment No. 3 to Common Stock Purchase Agreement dated March 25,
             1997, between Aronex Pharmaceuticals and Genzyme Corporation
             (incorporated by reference to Exhibit 10.2 to the March 1997 Form
             10-Q).

  10.26*     Form of Certificate of Contingent Interest.

  10.27+     Employment Agreement dated November 3, 1997 between Aronex
             Pharmaceuticals' and Geoffrey Cox, Ph.D. (incorporated by reference to Exhibit 10.39 to Aronex Pharmaceuticals' Annual Report on Form
             10-K for the fiscal year ended December 31, 1997 (the "1997 Form
             10-K")).

  10.28+     Consulting Agreement dated January 1, 1998, between Aronex
             Pharmaceuticals and Gabriel Lopez-Berestein (incorporated by reference to Exhibit 10.2 to the March 1998 Form 10-Q).

  10.29+     Consulting Agreement dated April 1, 1998, between Aronex
             Pharmaceuticals and Roman Perez-Solar (incorporated by reference to Exhibit 10.3 to the March 1998 Form 10-Q).

  10.30+     Employment Agreement dated June 12, 1998, between Aronex
             Pharmaceuticals and Paul A. Cossum, Ph.D. (incorporated by reference to Exhibit 10.3 to the June 1998 Form 10-Q).

  10.31+     Employment Agreement dated June 12, 1998, between Aronex
             Pharmaceuticals and Terance A. Murnane (incorporated by reference to Exhibit 10.4 to the June 1998 Form 10-Q).

  10.32 Lease Agreement dated April 4, 1997, between Aronex Pharmaceuticals and The Woodlands Corporation (incorporated by reference to Exhibit
             10.3 to the June 1997 Form 10-Q).

  10.33++    License Agreement dated November 12, 1998, between Aronex
             Pharmaceuticals and Abbott Laboratories (incorporated by reference to Exhibit 10.1 to the December 2, 1998 Form 8-K).

  10.34++    Stock Purchase Agreement dated November 12, 1998, between Aronex
             Pharmaceuticals and Abbott Laboratories (incorporated by reference to Exhibit 10.2 to the December 2, 1998 Form 8-K).

  EXHIBIT
  NUMBER                                   EXHIBIT
  ------                                   -------
  10.35      Placement Agency Agreement dated as of November 19, 1998 between
             Aronex Pharmaceuticals, Inc. and Paramount Capital, Inc
             (incorporated by reference to Exhibit 10.46 to the December 1998
             10-K).

  10.36 Form of Warrant issued on February 23, 1999 for the purchase of an aggregate of 600,000 shares of common stock (included herein as Exhibit C to Placement Agency Agreement which is filed herewith as
             Exhibit 10.46).

  10.37*     Employment Agreement dated October 6, 1999 between Aronex
             Pharmaceuticals' and William Schary, Ph.D.

  10.38*     Employment Agreement dated December 1, 1999 between Aronex
             Pharmaceuticals' and Anthony Williams, M.D.

  10.39      Severance Agreement and Release dated March 26, 1999, between the
             Company and David S. Gordon, M.D (incorporated by reference to
             Exhibit 10.1 to the March 1999 Form 10-Q).

  10.40      Form of Placement Agency Agreement dated November 19, 1999 between
             Aronex Pharmaceuticals, Inc. and Paramount Capital, Inc., incorporated by reference to Exhibit 1.1 to the Company's
             Registration Statement on Form S-1 (Registration Statement No.
             333-67599).

  10.41 Form of Warrant for the purchase of Common Stock, incorporated by reference to Exhibit 1.2 of the Company's Registration Statement on Form S-1 (Registration Statement No. 333-67599).

  10.42      Amendment No. 4 to License and Development Agreement dated May 21,
             1999 by and between Aronex Pharmaceuticals, Inc. and Genzyme
             Corporation (incorporated by reference to Exhibit 10.1 to the June
             4, 1999 8-K).

  10.43      10% Convertible Note dated May 21, 1999 by Aronex Pharmaceuticals,
             Inc. made payable to Genzyme Corporation for $2.5 million
             (incorporated by reference to Exhibit 10.2 to the June 4, 1999
             8-K).

  10.44      Common Stock Purchase Warrant for 50,000 shares of Common Stock of
             Aronex Pharmaceuticals, Inc. issued in the name of Genzyme
             Corporation (incorporated by reference to Exhibit 10.3 to the June
             4, 1999 8-K).

  10.45      Severance Agreement and Release dated July 30, 1999 between the
             Company and Janet Walter (incorporated by reference to Exhibit 10.1 on the September 1999 Form 10-Q).

  10.46      Consulting Agreement dated October 1, 1999 between the Company and
             James R. Butler (incorporated by reference to Exhibit 10.2 on the
             September 1999 Form 10-Q).

  10.47      Consulting Agreement dated October 1, 1999 between the Company and
             David J. McLachlan (incorporated by reference to Exhibit 10.3 on the September 1999 Form 10-Q).

  11.1 Statement regarding computation of loss per share. 23.1 * Consent of Arthur Andersen LLP.

  24.1 Power of attorney (included on the signature page of this Registration Statement).

  27.1       Financial Data Schedule.

---------------------------

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

                                        ARONEX PHARMACEUTICALS, INC.

Dated: March 22, 2000                   By:  /s/ GEOFFREY F. COX
                                                 -----------------------
                                                 Geoffrey F. Cox
                                                 Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ GEOFFREY F. COX              Chairman of the Board of Directors             March 22, 2000
----------------------------     Chief Executive Officer
    Geoffrey F. Cox              (Principal executive officer)


/s/ TERANCE A. MURNANE           Controller                                     March 22, 2000
----------------------------     (Principal financial and accounting officer)
    Terance A. Murnane


/s/ JAMES R. BUTLER              Director                                       March 22, 2000
----------------------------
    James R. Butler


/s/ GABRIEL LOPEZ-BERESTEIN      Director                                       March 22, 2000
----------------------------
    Gabriel Lopez-Berestein


/s/ PHYLLIS I. GARDNER, M.D.     Director                                       March 22, 2000
----------------------------
    Phyllis I. Gardner, M.D.


/s/ MARTIN P. SUTTER             Director                                       March 22, 2000
----------------------------
    Martin P. Sutter


/s/ GREGORY F. ZAIC              Director                                       March 22, 2000
----------------------------
    Gregory F. Zaic


/s/ DAVID J. MCLACHLAN           Director                                       March 22, 2000
----------------------------

David J. McLachlan


/s/ PAUL W. HOBBY                Director                                       March 28, 2000
----------------------------
    Paul W. Hobby

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                PAGE
                                                                                                                ----
Report of Independent Public Accountants......................................................................   F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999..................................................   F-3

Consolidated Statements of Operations for the Years ended December 31, 1997, 1998 and 1999,
          and the Period from Inception (June 13, 1986) through December 31, 1999.............................   F-4

Consolidated Statements of Comprehensive Income for the Years ended December 31, 1997,
          1998 and 1999.......................................................................................   F-4

Consolidated Statements of Stockholders' Equity for the Period from Inception (June 13, 1986)
          through December 31, 1999...........................................................................   F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 1997, 1998 and 1999, and the Period from Inception (June 13, 1986) through December 31, 1999.............................  F-11

Notes to Consolidated Financial Statements....................................................................  F-12

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Aronex Pharmaceuticals, Inc.:

          We have audited the accompanying consolidated balance sheets of Aronex Pharmaceuticals, Inc. and subsidiaries (a Delaware corporation in the development stage), as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (June 13, 1986) through December 31, 1999. These consolidated financial statements are the responsibility of Aronex Pharmaceuticals' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          As discussed in Note 1 to the financial statements, the Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to raising capital and performing research and development. In order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required. Management's current projections indicate that the Company can conserve its cash resources to maintain the Company's operations through 2000. Management's plans in regard to these matters are described in Note 1.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aronex Pharmaceuticals, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (June 13, 1986) through December 31, 1999, in conformity with generally accepted accounting principles in the United States.


ARTHUR ANDERSEN LLP


Houston, Texas
February 18, 2000

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                    ASSETS
                                                                                           DECEMBER 31,
                                                                                     ------------------------
                                                                                        1998           1999
                                                                                     ---------      ---------
Current assets:
    Cash and cash equivalents ..................................................     $  11,338      $  11,528
    Short-term investments .....................................................         7,757          7,804
    Accounts receivable ........................................................           132             --
    Prepaid expenses and other assets ..........................................           260            453
                                                                                     ---------      ---------
         Total current assets ..................................................        19,487         19,785

Long-term investments ..........................................................         1,295            920
Furniture, equipment and leasehold improvements, net of accumulated
    depreciation of $2,839 and $3,450, respectively ............................         2,263          2,029
                                                                                     ---------      ---------
         Total assets ..........................................................     $  23,045      $  22,734
                                                                                     =========      =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses ......................................     $   5,319      $   3,502
    Accrued payroll ............................................................           885            644
    Advance from Genzyme .......................................................         2,000             --
    Current portion of notes payable ...........................................           219            340
                                                                                     ---------      ---------
         Total current liabilities .............................................         8,423          4,486

Long-term liabilities:
    Notes payable, net of current portion ......................................         1,012          3,517
                                                                                     ---------      ---------
         Total long-term obligations ...........................................         1,012          3,517

Commitments and contingencies

Stockholders' equity:
    Preferred stock $.001 par value, 5,000,000 shares authorized,
         none issued and outstanding ...........................................            --             --
    Common stock $.001 par value, 40,000,000 shares authorized, 16,379,309
         and 22,853,782 shares issued and outstanding, respectively ............            16             23
    Additional paid-in capital .................................................       100,654        113,262
    Common stock warrants ......................................................            50            908
    Treasury stock .............................................................           (11)           (11)
    Deferred compensation ......................................................          (380)           (69)
    Unrealized gain on securities available-for-sale ...........................           716          2,147
    Deficit accumulated during development stage ...............................       (87,435)      (101,529)
                                                                                     ---------      ---------
         Total stockholders' equity ............................................        13,610         14,731
                                                                                     ---------      ---------

    Total liabilities and stockholders' equity .................................     $  23,045      $  22,734
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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)


                                                                                                     PERIOD FROM
                                                           YEARS ENDED DECEMBER 31,              INCEPTION (JUNE 13,
                                                ---------------------------------------------       1986) THROUGH
                                                   1997              1998              1999       DECEMBER 31,  1999
                                                ---------         ---------         ---------    -------------------
Revenues:
    Interest income ....................        $   2,059         $   1,265         $   1,330         $   8,176
    Research and development grants
         and contracts .................              841             6,737            11,052            22,839
                                                ---------         ---------         ---------         ---------
             Total revenues ............            2,900             8,002            12,382            31,015
                                                ---------         ---------         ---------         ---------
Expenses:
    Research and development ...........           13,993            22,793            21,494            97,422
    Purchase of in-process research
         and development ...............            3,000                --                --            11,625
    General and administrative .........            2,641             3,354             4,652            21,810
    Interest expense and other .........              257                86               330             1,687
                                                ---------         ---------         ---------         ---------
             Total expenses ............           19,891            26,233            26,476           132,544
                                                ---------         ---------         ---------         ---------
Net loss ...............................        $ (16,991)        $ (18,231)        $ (14,094)        $(101,529)
                                                =========         =========         =========         =========
Basic and diluted loss per share .......        $   (1.14)        $   (1.17)        $   (0.65)
                                                =========         =========         =========

Weighted average shares used in
    computing basic and diluted loss
    per share ..........................           14,896            15,571            21,727
                                                =========         =========         =========


                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)


Comprehensive income:
    Net loss ...............................        $ (16,991)        $ (18,231)        $ (14,094)        $(101,529)
    Unrealized gain (loss) on securities
         available for sale ................              (12)              803             1,431             2,147
                                                    ---------         ---------         ---------         ---------
Comprehensive income .......................        $ (17,003)        $ (17,428)        $ (12,663)        $ (99,382)
                                                    =========         =========         =========         =========




  The accompanying notes are an integral part of these consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1999
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)





                                                                              ADDITIONAL    COMMON
                                                           COMMON STOCK        PAID-IN      STOCK     TREASURY     DEFERRED
                                                         SHARES      AMOUNT    CAPITAL     WARRANTS    STOCK     COMPENSATION
                                                       ----------    ------   ----------   --------   --------   ------------
Sale of Common Stock for cash, August
   through December 1986
   ($1.6396 per share) .............................      183,334    $   --   $     301    $    --    $    --     $      --
Issuance of Common Stock for license
   agreement rights, October 1986 ($.006
   per share) ......................................       60,606        --           1         --         --            --
Net loss ...........................................           --        --          --         --         --            --
                                                       ----------    ------   ---------    -------    -------     ---------
Balance at December 31, 1986 .......................      243,940        --         302         --         --            --
Issuance of Common Stock in exchange for
   8% convertible notes, May 1987 ($3.30
   per share) ......................................       90,909         1         299         --         --            --
Net loss ...........................................           --        --          --         --         --            --
                                                       ----------    ------   ---------    -------    -------     ---------
Balance at December 31, 1987 .......................      334,849         1         601         --         --            --
Warrants issued to purchase 11,364 shares
   of Common  Stock ................................           --        --          --         --         --            --
Issuance of Common Stock for cash, September
   and December 1988 ($.066 per share) .............      130,303        --           8         --         --            --
Net loss ...........................................           --        --          --         --         --            --
                                                       ----------    ------   ---------    -------    -------     ---------
Balance at December 31, 1988 .......................      465,152         1         609         --         --            --
Issuance of Common Stock for cash, July
   and August 1989 ($.066 per share) ...............      158,182        --          10         --         --            --
Issuance of Common Stock for cash, August
   1989 ($3.63 per share) ..........................    1,220,386         1       4,429         --         --            --
Issuance of Common Stock for key man life
   insurance policies, December 1989 ($3.63)  ......        3,862        --          14         --         --            --
Net loss ...........................................           --        --          --         --         --            --
                                                       ----------    ------   ---------    -------    -------     ---------
Balance at December 31, 1989 .......................    1,847,582    $    2   $   5,062    $    --    $    --     $      --

                                                        UNREALIZED       DEFICIT
                                                        GAIN (LOSS)    ACCUMULATED
                                                       ON SECURITIES      DURING         TOTAL
                                                         AVAILABLE     DEVELOPMENT   STOCKHOLDERS'
                                                         FOR SALE         STAGE         EQUITY
                                                       -------------   -----------   -------------
Sale of Common Stock for cash, August
   through December 1986
   ($1.6396 per share) .............................    $      --       $      --     $     301
Issuance of Common Stock for license
   agreement rights, October 1986 ($.006
   per share) ......................................           --              --             1
Net loss ...........................................           --             (40)          (40)
                                                        ---------       ---------     ---------
Balance at December 31, 1986 .......................           --             (40)          262
Issuance of Common Stock in exchange for
   8% convertible notes, May 1987 ($3.30
   per share) ......................................           --              --           300
Net loss ...........................................           --            (216)         (216)
                                                        ---------       ---------     ---------
Balance at December 31, 1987 .......................           --            (256)          346
Warrants issued to purchase 11,364 shares
   of Common  Stock ................................           --              --            --
Issuance of Common Stock for cash, September
   and December 1988 ($.066 per share) .............           --              --             8
Net loss ...........................................           --            (832)         (832)
                                                        ---------       ---------     ---------
Balance at December 31, 1988 .......................           --          (1,088)         (478)
Issuance of Common Stock for cash, July
   and August 1989 ($.066 per share) ...............           --              --            10
Issuance of Common Stock for cash, August
   1989 ($3.63 per share) ..........................           --              --         4,430
Issuance of Common Stock for key man life
   insurance policies, December 1989 ($3.63)  ......           --              --            14
Net loss ...........................................           --            (942)         (942)
                                                        ---------       ---------     ---------
Balance at December 31, 1989 .......................    $      --       $  (2,030)    $   3,034



                                                        (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1999
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)





                                                                              ADDITIONAL    COMMON
                                                           COMMON STOCK        PAID-IN      STOCK     TREASURY     DEFERRED
                                                         SHARES      AMOUNT    CAPITAL     WARRANTS    STOCK     COMPENSATION
                                                       ----------    ------   ----------   --------   --------   ------------
Balance at December 31, 1989 .......................    1,847,582    $    2   $   5,062    $    --    $    --     $      --
Stock options exercised January 1990 ($.66
    per share) .....................................           30        --          --         --         --            --
Warrants issued to purchase 9,914 shares
   of Common Stock .................................           --        --          --         --         --            --
Net loss ...........................................           --        --          --         --         --            --
                                                       ----------    ------   ---------    -------    -------     ---------
Balance at December 31, 1990 .......................    1,847,612         2       5,062         --         --            --
Stock options exercised, May 1991 ($.66
   per share) ......................................           75        --          --         --         --            --
Issuance of Common Stock for cash and notes
   payable  including accrued interest of
   $96,505, October 1991 ($7.26 per share) .........      596,095        --       4,328         --         --            --
Deferred compensation relating to certain
   stock options ...................................           --        --         326         --         --          (326)
Compensation expense related to stock options ......           --        --          --         --         --           138
Net loss ...........................................           --        --          --         --         --            --
                                                       ----------    ------   ---------    -------    -------     ---------
Balance at December 31, 1991 .......................    2,443,782         2       9,716         --         --          (188)
Stock options exercised, January, April, May,
   October and December 1992 ($.66 per
   share) ..........................................       37,198        --          24         --         --            --
Stock warrants exercised April, May and
   August 1992 ($3.63 per share) ...................       11,364        --          41         --         --            --
Issuance of Common Stock for cash in initial
   public offering, July 1992 ($14.00 per
   share) ..........................................      850,000         1      10,659         --         --            --
Deferred compensation relating to certain
   stock options ...................................           --        --       1,644         --         --        (1,644)
Compensation expense related to stock options ......           --        --          --         --         --           460
Net loss ...........................................           --        --          --         --         --            --
                                                       ----------    ------   ---------    -------    -------     ---------
Balance at December 31, 1992 .......................    3,342,344    $    3   $  22,084    $    --    $    --     $  (1,372)

                                                        UNREALIZED       DEFICIT
                                                        GAIN (LOSS)    ACCUMULATED
                                                       ON SECURITIES      DURING         TOTAL
                                                         AVAILABLE     DEVELOPMENT   STOCKHOLDERS'
                                                         FOR SALE         STAGE         EQUITY
                                                       -------------   -----------   -------------
Balance at December 31, 1989 .......................    $      --       $  (2,030)    $   3,034
Stock options exercised January 1990 ($.66
    per share) .....................................           --              --            --
Warrants issued to purchase 9,914 shares
   of Common Stock .................................           --              --            --
Net loss ...........................................           --          (1,825)       (1,825)
                                                        ---------       ---------     ---------
Balance at December 31, 1990 .......................           --          (3,855)        1,209
Stock options exercised, May 1991 ($.66
   per share) ......................................           --              --            --
Issuance of Common Stock for cash and notes
   payable  including accrued interest of
   $96,505, October 1991 ($7.26 per share) .........           --              --         4,328
Deferred compensation relating to certain
   stock options ...................................           --              --            --
Compensation expense related to stock options ......           --              --           138
Net loss ...........................................           --          (2,914)       (2,914)
                                                        ---------       ---------     ---------
Balance at December 31, 1991 .......................           --          (6,769)        2,761
Stock options exercised, January, April, May,
   October and December 1992 ($.66 per
   share) ..........................................           --              --            24
Stock warrants exercised April, May and
   August 1992 ($3.63 per share) ...................           --              --            41
Issuance of Common Stock for cash in initial
   public offering, July 1992 ($14.00 per
   share) ..........................................           --              --        10,660
Deferred compensation relating to certain
   stock options ...................................           --              --            --
Compensation expense related to stock options ......           --              --           460
Net loss ...........................................           --          (4,708)       (4,708)
                                                        ---------       ---------     ---------
Balance at December 31, 1992 .......................    $      --       $ (11,477)    $   9,238




                                                        (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1999
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)





                                                                              ADDITIONAL    COMMON
                                                           COMMON STOCK        PAID-IN      STOCK     TREASURY     DEFERRED
                                                         SHARES      AMOUNT    CAPITAL     WARRANTS    STOCK     COMPENSATION
                                                       ----------    ------   ----------   --------   --------   ------------
Balance at December 31, 1992 .......................    3,342,344    $    3   $  22,084    $    --    $    --     $  (1,372)
Issuance of Common Stock for compensation ..........        5,000        --          51         --         --            --
Warrants issued to purchase 50,172 shares
    of Common Stock ................................           --        --          --         --         --            --
Stock options exercised, February and
   November 1993 ($.66) per share ..................       14,465        --           9         --         --            --
Issuance of Common Stock for cash,
   September 1993 ($14.00 per share) ...............      357,143        --       4,538         --         --            --
Issuance of Common Stock for cash in
   secondary public offering November &
   December 1993 ($9.00 per share) .................    1,402,250         2      11,462         --         --            --
Compensation expense related to stock options ......           --        --          --         --         --           396
Net loss ...........................................           --        --          --         --         --            --
                                                       ----------    ------   ---------    -------    -------     ---------
Balance at December 31, 1993 .......................    5,121,202         5      38,144         --         --          (976)
Deferred compensation relating to certain
   stock options ...................................           --        --          66         --         --           (66)
Stock options exercised, January through October
1994 ($.66 per share) ..............................       15,111        --          10         --         --            --
Warrants issued to purchase 537 shares of
   Common Stock ....................................           --        --          --         --         --            --
Issuance of additional shares of Common
   Stock pursuant to collaborative
   agreement (see Note 6) ..........................       66,163        --          --         --         --            --
Compensation expense related to stock options ......           --        --          --         --         --           546
Unrealized loss on available-for-sale securities ...           --        --          --         --         --            --
Net loss ...........................................           --        --          --         --         --            --
                                                       ----------    ------   ---------    -------    -------     ---------
Balance at December 31, 1994 .......................    5,202,476    $    5   $  38,220    $    --    $    --     $    (496)




                                                        UNREALIZED       DEFICIT
                                                        GAIN (LOSS)    ACCUMULATED
                                                       ON SECURITIES      DURING         TOTAL
                                                         AVAILABLE     DEVELOPMENT   STOCKHOLDERS'
                                                         FOR SALE         STAGE         EQUITY
                                                       -------------   -----------   -------------
Balance at December 31, 1992 .......................    $      --       $ (11,477)    $   9,238
Issuance of Common Stock for compensation ..........           --              --            51
Warrants issued to purchase 50,172 shares
    of Common Stock ................................           --              --            --
Stock options exercised, February and
   November 1993 ($.66) per share ..................           --              --             9
Issuance of Common Stock for cash,
   September 1993 ($14.00 per share) ...............           --              --         4,538
Issuance of Common Stock for cash in
   secondary public offering November &
   December 1993 ($9.00 per share) .................           --              --        11,464
Compensation expense related to stock options ......           --              --           396
Net loss ...........................................           --          (6,225)       (6,225)
                                                        ---------       ---------     ---------
Balance at December 31, 1993 .......................           --         (17,702)       19,471
Deferred compensation relating to certain
   stock options ...................................           --              --            --
Stock options exercised, January through October
1994 ($.66 per share) ..............................           --              --            10
Warrants issued to purchase 537 shares of
   Common Stock ....................................           --              --            --
Issuance of additional shares of Common
   Stock pursuant to collaborative
   agreement (see Note 6) ..........................           --              --            --
Compensation expense related to stock options ......           --              --           546
Unrealized loss on available-for-sale securities ...         (315)             --          (315)
Net loss ...........................................           --          (9,052)       (9,052)
                                                        ---------       ---------     ---------
Balance at December 31, 1994 .......................    $    (315)      $ (26,754)    $  10,660




                                                        (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1999
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)





                                                                              ADDITIONAL    COMMON
                                                           COMMON STOCK        PAID-IN      STOCK     TREASURY     DEFERRED
                                                         SHARES      AMOUNT    CAPITAL     WARRANTS    STOCK     COMPENSATION
                                                       ----------    ------   ----------   --------   --------   ------------
Balance at December 31, 1994 .......................    5,202,476    $    5   $  38,220    $    --    $    --     $    (496)
Deferred compensation relating to certain
     stock options .................................           --        --       1,380         --         --        (1,380)
Stock options exercised, January through
     December 1995 ($.66 per share) ................       36,958        --          24         --         --            --
Issuance of Common Stock and warrants
     pursuant to merger agreements
     (see Note 4) ..................................    3,868,436         4      11,111      2,844         --            --
Warrants exercised ($4.50 per share) ...............      705,614         1       3,402       (226)        --            --
Issuance of Common Stock pursuant to
     settlement agreement (see Note 6) .............      531,552        --       2,046     (1,130)        --            --
Issuance of Common Stock for services
     rendered ......................................       37,500        --         159         --         --            --
Treasury stock purchased ($4.42 per share) .........       (2,480)       --          --         --        (11)           --
Compensation expense related to stock
     options .......................................           --        --          --         --         --           340
Unrealized gain on available-for-sale
 securities ........................................           --        --          --         --         --            --
Net loss ...........................................           --        --          --         --         --            --
                                                       ----------    ------   ---------    -------    -------     ---------
Balance at December 31, 1995 .......................   10,380,056    $   10   $  56,342    $ 1,488    $   (11)    $  (1,536)




                                                        UNREALIZED       DEFICIT
                                                        GAIN (LOSS)    ACCUMULATED
                                                       ON SECURITIES      DURING         TOTAL
                                                         AVAILABLE     DEVELOPMENT   STOCKHOLDERS'
                                                         FOR SALE         STAGE         EQUITY
                                                       -------------   -----------   -------------
Balance at December 31, 1994 .......................    $    (315)      $ (26,754)    $  10,660
Deferred compensation relating to certain
     stock options .................................           --              --            --
Stock options exercised, January through
     December 1995 ($.66 per share) ................           --              --            24
Issuance of Common Stock and warrants
     pursuant to merger agreements
     (see Note 4) ..................................           --              --        13,959
Warrants exercised ($4.50 per share) ...............           --              --         3,177
Issuance of Common Stock pursuant to
     settlement agreement (see Note 6) .............           --              --           916
Issuance of Common Stock for services
     rendered ......................................           --              --           159
Treasury stock purchased ($4.42 per share) .........           --              --           (11)
Compensation expense related to stock
     options .......................................           --              --           340
Unrealized gain on available-for-sale
 securities ........................................          199              --           199
Net loss ...........................................           --         (17,429)      (17,429)
                                                        ---------       ---------     ---------
Balance at December 31, 1995 .......................    $    (116)      $ (44,183)    $  11,994




                                                        (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1999
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)





                                                                              ADDITIONAL    COMMON
                                                           COMMON STOCK        PAID-IN      STOCK     TREASURY     DEFERRED
                                                         SHARES      AMOUNT    CAPITAL     WARRANTS    STOCK     COMPENSATION
                                                       ----------    ------   ----------   --------   --------   ------------
Balance at December 31, 1995 .......................   10,380,056    $   10   $  56,342    $ 1,488    $   (11)    $  (1,536)
Warrants redeemed January 1996 .....................           --        --         269       (269)        --            --
Deferred compensation relating to certain
     stock options .................................           --        --         966         --         --          (966)
Issuance of Common Stock for cash in
     secondary public offering, March &
     April 1996 ($10.00 per share) .................    3,450,000         4      32,073         --         --            --
Stock options exercised, January through
     December 1996 ($.04-$9.50 per share) ..........      106,041        --         343         --         --            --
Warrants exercised January through December
     1996 ($4.50-$12.00 per share) .................      622,428         1       3,528       (194)        --            --
Issuance of Common Stock pursuant to
     settlement agreements .........................       38,722        --         221        (57)        --            --
Compensation expense related to stock options ......           --        --          --         --         --           553
Unrealized gain on available-for-sale securities ...           --        --          --         --         --            --
Net loss ...........................................           --        --          --         --         --            --
                                                       ----------    ------   ---------    -------    -------     ---------
Balance at December 31, 1996 .......................   14,597,247        15      93,742        968        (11)       (1,949)
Warrants exercised February and March 1997
     ($8.00 per share) .............................        3,499        --          28         (1)        --            --
Reversal of deferred compensation relating to
     forfeited stock options .......................           --        --        (578)        --         --           578
Issuance of Common Stock for services ..............       22,278        --         130         --         --            --
Stock options exercised, January through
     December 1997 ($.04-$5.50 per share) ..........      128,278        --         215         --         --            --
Stock purchased-employee stock purchase
     plan, June and December 1997 ($3.31
     and $3.19 per share) ..........................       21,392        --          69         --         --            --
Issuance of Common Stock pursuant to
     contingent stock agreement ....................      686,472        --       3,000         --         --            --
Compensation expense related to stock options ......           --        --          --         --         --           464
Unrealized loss on securities available-for-sale ...           --        --          --         --         --            --
Net loss ...........................................           --        --          --         --         --            --
                                                       ----------    ------   ---------    -------    -------     ---------
Balance at December 31, 1997 .......................   15,459,166    $   15   $  96,606    $   967    $   (11)    $    (907)




                                                        UNREALIZED       DEFICIT
                                                        GAIN (LOSS)    ACCUMULATED
                                                       ON SECURITIES      DURING         TOTAL
                                                         AVAILABLE     DEVELOPMENT   STOCKHOLDERS'
                                                         FOR SALE         STAGE         EQUITY
                                                       -------------   -----------   -------------
Balance at December 31, 1995 .......................    $    (116)      $ (44,183)    $  11,994
Warrants redeemed January 1996 .....................           --              --
Deferred compensation relating to certain
     stock options .................................           --              --            --
Issuance of Common Stock for cash in
     secondary public offering, March &
     April 1996 ($10.00 per share) .................           --              --        32,077
Stock options exercised, January through
     December 1996 ($.04-$9.50 per share) ..........           --              --           343
Warrants exercised January through December
     1996 ($4.50-$12.00 per share) .................           --              --         3,335
Issuance of Common Stock pursuant to
     settlement agreements .........................           --              --           164
Compensation expense related to stock options ......           --              --           553
Unrealized gain on available-for-sale securities ...           41              --            41
Net loss ...........................................           --          (8,030)       (8,030)
                                                        ---------       ---------     ---------
Balance at December 31, 1996 .......................          (75)        (52,213)       40,477
Warrants exercised February and March 1997
     ($8.00 per share) .............................           --              --            27
Reversal of deferred compensation relating to
     forfeited stock options .......................           --              --            --
Issuance of Common Stock for services ..............           --              --           130
Stock options exercised, January through
     December 1997 ($.04-$5.50 per share) ..........           --              --           215
Stock purchased-employee stock purchase
     plan, June and December 1997 ($3.31
     and $3.19 per share) ..........................           --              --            69
Issuance of Common Stock pursuant to
     contingent stock agreement ....................           --              --         3,000
Compensation expense related to stock options ......           --              --           464
Unrealized loss on securities available-for-sale ...          (12)             --           (12)
Net loss ...........................................           --         (16,991)      (16,991)
                                                        ---------       ---------     ---------
Balance at December 31, 1997 .......................    $     (87)      $ (69,204)    $  27,379




                                                        (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1999
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)





                                                                              ADDITIONAL    COMMON
                                                           COMMON STOCK        PAID-IN      STOCK     TREASURY     DEFERRED
                                                         SHARES      AMOUNT    CAPITAL     WARRANTS    STOCK     COMPENSATION
                                                       ----------    ------   ----------   --------   --------   ------------
Balance at December 31, 1997 .......................   15,459,166    $   15   $  96,606    $   967    $   (11)    $    (907)
Reversal of deferred compensation relating to
     forfeited stock options .......................           --        --         (28)        --         --            28
Issuance of Common Stock for services ..............       23,494        --          76         --         --            --
Warrants expired June 1998 .........................           --        --         917       (917)        --            --
Stock options exercised, January through
     December 1998 ($0.04  - $0.68 per share) ......       19,144        --           7         --         --            --
Issuance of shares through the employee stock
     purchase plan, June and December 1998
     ($3.35 and $1.70 per share) ...................       39,516        --          99         --         --            --
Issuance of shares for cash November 1998
     ($3.58 per share) .............................      837,989         1       2,977         --         --            --
Compensation expense related to stock options ......           --        --          --         --         --           499
Unrealized gain on securities available-for-sale ...           --        --          --         --         --            --
Net loss ...........................................           --        --          --         --         --            --
                                                       ----------    ------   ---------    -------    -------     ---------
Balance at December 31, 1998 .......................   16,379,309    $   16   $ 100,654    $    50    $   (11)    $    (380)

Reversal of deferred compensation relating to
forfeited stock options ............................           --        --         (30)        --         --            30
Issuance of Common Stock for cash in
     secondary public offering February 1999
     ($2.1875 per share) ...........................    6,000,000         6      11,683         --         --            --
Issuance of Common Stock for services ..............      162,116        --         475         --         --            --
Issuance of Warrants to purchase 600,000 shares
     of Common Stock ...............................           --        --        (758)       758         --            --
Issuance of Warrants to purchase 50,000 shares
     of Common Stock ...............................           --        --          --        150         --            --
Warrants expired December 1999 .....................           --        --          50        (50)        --            --
Stock options exercised, January through
     December 1999 ($0.22  - $4.75 per share) ......      241,339         1         869         --         --            --
Issuance of shares through the employee stock
     purchase plan, June and December 1999
     ($1.65 and $2.66 per share) ...................       71,023        --         141         --         --            --
Compensation expense related to stock options ......           --        --         178         --         --           281
Unrealized gain on securities available-for-sale ...           --        --          --         --         --            --
Net loss ...........................................           --        --          --         --         --            --
                                                       ----------    ------   ---------    -------    -------     ---------
Balance at December 31, 1999 .......................   22,853,782    $   23   $ 113,262    $   908    $   (11)    $     (69)
                                                       ==========    ======   =========    =======    =======     =========

                                                        UNREALIZED       DEFICIT
                                                        GAIN (LOSS)    ACCUMULATED
                                                       ON SECURITIES      DURING         TOTAL
                                                         AVAILABLE     DEVELOPMENT   STOCKHOLDERS'
                                                         FOR SALE         STAGE         EQUITY
                                                       -------------   -----------   -------------
Balance at December 31, 1997 .......................    $     (87)      $ (69,204)    $  27,379
Reversal of deferred compensation relating to
     forfeited stock options .......................           --              --            --
Issuance of Common Stock for services ..............           --              --            76
Warrants expired June 1998 .........................           --              --            --
Stock options exercised, January through
     December 1998 ($0.04  - $0.68 per share) ......           --              --             7
Issuance of shares through the employee stock
     purchase plan, June and December 1998
     ($3.35 and $1.70 per share) ...................           --              --            99
Issuance of shares for cash November 1998
     ($3.58 per share) .............................           --              --         2,978
Compensation expense related to stock options ......           --              --           499
Unrealized gain on securities available-for-sale ...          803              --           803
Net loss ...........................................           --         (18,231)      (18,231)
                                                        ---------       ---------     ---------
Balance at December 31, 1998 .......................    $     716       $ (87,435)    $  13,610

Reversal of deferred compensation relating to
forfeited stock options ............................           --              --            --
Issuance of Common Stock for cash in
     secondary public offering February 1999
     ($2.1875 per share) ...........................           --              --        11,689
Issuance of Common Stock for services ..............           --              --           475
Issuance of Warrants to purchase 600,000 shares
     of Common Stock ...............................           --              --            --
Issuance of Warrants to purchase 50,000 shares
     of Common Stock ...............................           --              --           150
Warrants expired December 1999 .....................           --              --            --
Stock options exercised, January through
     December 1999 ($0.22  - $4.75 per share) ......           --              --           870
Issuance of shares through the employee stock
     purchase plan, June and December 1999
     ($1.65 and $2.66 per share) ...................           --              --           141
Compensation expense related to stock options ......           --              --           459
Unrealized gain on securities available-for-sale ...        1,431              --         1,431
Net loss ...........................................           --         (14,094)      (14,094)
                                                        ---------       ---------     ---------
Balance at December 31, 1999 .......................    $   2,147       $(101,529)    $  14,731
                                                        =========       =========     =========





  The accompanying notes are an integral part of these consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)

                                                                                                                       PERIOD FROM
                                                                                                                        INCEPTION
                                                                                                                        (JUNE 13,
                                                                                 YEARS ENDED DECEMBER 31,             1986) THROUGH
                                                                        -----------------------------------------      DECEMBER 31,
                                                                           1997            1998            1999            1999
                                                                        ---------       ---------       ---------     -------------
Cash flows from operating activities:
   Net loss ......................................................      $ (16,991)      $ (18,231)      $ (14,094)      $(101,529)
        Adjustments to reconcile net loss to net cash provided
            by (used in) operating activities
        Depreciation and amortization ............................          1,139             821             611           5,458
        Loss on disposal of assets ...............................            200              --              --             200
   Compensation expense related to stock
        and stock options ........................................            594             547           1,084           4,867
   Charge for purchase of in-process research
        and development ..........................................          3,000              --              --          11,547
   Unrealized gain (loss) on investment ..........................            (12)            803           1,431           2,147
   Acquisition costs, net of cash received .......................             --              --              --            (270)
   Loss in affiliate .............................................             --              --              --             500
   Accrued interest payable converted to stock ...................             --              --              --              97
Changes in assets and liabilities:
   (Decrease) increase in prepaid expenses and other
        assets ...................................................            189             214            (193)           (268)
   Decrease (increase) in accounts receivable ....................            (22)            (32)            132              --
   Increase (decrease) in accounts payable and accrued
        expenses .................................................          1,214           3,673          (2,058)          4,073
   Decrease in deferred revenue ..................................             --              --              --            (353)
                                                                        ---------       ---------       ---------       ---------
   Net cash used in operating activities .........................        (10,689)        (12,205)        (13,087)        (73,531)

Cash flows from investing activities:
   Purchases of investments ......................................        (71,047)        (42,809)        (11,111)       (261,361)
   Sales of investments ..........................................         80,331          61,682          11,439         258,372
   Purchase of furniture, equipment and leasehold
        improvements .............................................           (352)         (1,958)           (377)         (6,456)
   Proceeds from sale of assets ..................................             54               9              --              63
   Decrease (increase) in deposits ...............................           (490)            490              --              --
   Investment in affiliate .......................................             --              --              --            (500)
                                                                        ---------       ---------       ---------       ---------
   Net cash provided by (used in) investing activities ...........          8,496          17,414             (49)         (9,882)

Cash flows from financing activities:
   Proceeds from notes payable ...................................             --           1,369             927           6,968
   Repayment of notes payable and principal payments
        under capital lease obligations ..........................           (272)           (353)           (301)         (3,112)
   Purchase of treasury stock ....................................             --              --              --             (11)
   Proceeds from issuance of stock ...............................            315           3,084          12,700          91,096
                                                                        ---------       ---------       ---------       ---------
   Net cash provided by financing activities .....................             43           4,100          13,326          94,941
                                                                        ---------       ---------       ---------       ---------
   Net increase (decrease) in cash and cash equivalents ..........         (2,150)          9,309             190          11,528
   Cash and cash equivalents at beginning of period ..............          4,179           2,029          11,338              --
                                                                        ---------       ---------       ---------       ---------

Cash and cash equivalents at end of period .......................      $   2,029       $  11,338       $  11,528       $  11,528
                                                                        =========       =========       =========       =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest ......................      $      57       $      81       $     273       $   1,139

Supplemental schedule of noncash financing activities:
   Conversion of notes payable and accrued interest
        to Common Stock ..........................................      $      --       $      --       $      --       $   3,043

  The accompanying notes are an integral part of these consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Aronex Pharmaceuticals, Inc. ("the Company", "Aronex Pharmaceuticals", "we", "us" or "our") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation ("Triplex") and API Acquisition Company, Inc. ("API"), formerly Oncologix, Inc. effective September 11, 1995 (see Note
4). In 1998, we formed a subsidiary, Aronex Europe Limited.

         Aronex Pharmaceuticals is a development-stage company that has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of future revenues. In addition, we expect to continue to incur losses for the foreseeable future, and there can be no assurance that we will successfully complete the transition from a development-stage company to successful operations. The research and development activities we engage in involve a high degree of risk and uncertainty. Our ability to successfully develop, manufacture and market our proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. Our ability to develop these operations may be immensely impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform, third-party reimbursement and product liability exposure. Additionally, we are reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and our exclusive license agreements with The University of Texas M.D. Anderson Cancer Center. Further, during the period required to develop these products, we will require additional funds which may not be available to us. Accordingly, there can be no assurance of our future success. See "Business -- Additional Business Risks" in the Company's Form 10-K for the year ended December 31, 1999.

         We believe that we can conserve our current cash resources to satisfy our funding needs through 2000. Our longer-term funding requirements will depend on many factors, including the progress of our research and development and the establishment of other collaborative relationships. At this time, we are pursuing additional equity financing and corporate partnering relationships with pharmaceutical companies to advance the development of our proposed products. Should such financing not be obtained, we will need to adjust our current plan for conducting our operations during 2000.

2.       ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of Aronex Pharmaceuticals, Triplex, API and Aronex Europe Limited. All material intercompany transactions have been eliminated in consolidation.

         Cash, Cash Equivalents and Short- and Long-Term Investments

         Debt and equity securities that we have the intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either "securities-held-to-maturity" or "trading securities" are classified as "securities-available-for-sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

         Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. At December 31, 1999, short-term investments include held to maturity securities and available

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


for sale securities. The held to maturity securities consist of high-grade commercial paper and United States Government backed securities with a carrying value of $5,658,000 which approximates fair market value and cost. Available for sale securities consist of Targeted Genetics Corporation ("Targeted Genetics") common stock (see Note 3) with an amortized cost of zero, a fair market value of $2,146,000 and a gross unrealized gain of $2,146,000. Long-term investments at December 31, 1999 are available for sale securities which are United States mortgage backed securities with maturity dates over the next twenty-three years that have an amortized cost of $920,000 which approximates fair market value and cost. We currently have no trading securities.

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

          A summary of furniture, equipment and leasehold improvements is as follows (in thousands):


                                                                   DECEMBER 31,
                                                                   ------------
                                                               1998           1999
                                                               ----           ----
 Office furniture and equipment ....................        $ 1,034         $ 1,136
 Laboratory equipment ..............................          3,285           3,460
 Leasehold improvements ............................            783             883
                                                            -------         -------
                                                              5,102           5,479
Less accumulated depreciation and amortization .....         (2,839)         (3,450)
                                                            -------         -------
Furniture, equipment and leasehold improvements, net        $ 2,263         $ 2,029
                                                            =======         =======

         At December 31, 1999, the cost of all furniture, equipment and leasehold improvements pledged as collateral on notes payable totaled $1,916,000.

         Revenue Recognition

         Research and development grant and contract revenues are recognized as the related work is performed. Any revenue contingent upon future performance by us is deferred and recognized as the performance is completed. Any revenues resulting from the achievement of milestones are recognized when the milestones are achieved. Research and development grant and contract revenues are received under best efforts contracts and such revenue is not refundable.

         Research and Development

         Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on our behalf.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         New Accounting Pronouncements

         In December 1999, the Securities and Exchange commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." We are currently in the process of evaluating what impact, if any, SAB 101 will have on our financial position or our results of operations.

3.       INVESTMENT IN AFFILIATE

         In April 1994, we invested in and entered into a drug development agreement with RGene Therapeutics, Inc. ("RGene"). We purchased $500,000 of RGene's preferred stock, which was recorded in the financial statements as investment in affiliate. The original investment was written off as RGene incurred losses. This resulted in a zero basis when RGene was acquired by Targeted Genetics, a publicly traded company, in June 1996.

         We received 440,520 shares of Targeted Genetics common stock from the acquisition of RGene in June 1996 and an additional 104,496 upon the achievement of certain milestones in October 1998. These shares are subject to Rule 144(k) of the Securities Act of 1933, were unregistered and subject to a Lock-Up Agreement and Stock Pledge. The lock-up period was for thirty months from the date of the merger. Twenty percent of the shares were released six months after the merger date and additional increments of twenty percent of the shares are released for each additional six month period. The Company recorded the shares at zero in the financial statements until 1998 when they were recorded at their fair market value of $716,000. As a result, an unrealized gain of $2,147,000 is reflected on the Company's balance sheet at December 31, 1999. In January 2000, we sold all of our shares of Targeted Genetics and realized a gain of $2,653,000.

         Under the drug development agreement with RGene, we performed certain research and development activities with respect to certain RGene projects for three years. This agreement expired in April 1997. During 1997, we recorded $166,000 in revenue relating to this agreement.

4. MERGER AGREEMENTS WITH TRIPLEX PHARMACEUTICAL CORPORATION AND API ACQUISITION COMPANY, INC.

         On September 11, 1995, Aronex Pharmaceuticals merged with Triplex and API through two newly-formed, wholly-owned subsidiaries pursuant to Agreements and Plans of Merger (the "Triplex Agreement" and the "API Agreement"). The results of operations and the cash flow for Triplex and API have been included in the financial statements from the date of acquisition.

         These acquisitions were accounted for under the purchase method of accounting in which the aggregate purchase price was allocated to tangible and intangible assets acquired based on their relative fair values as of the date of the transaction. We allocated approximately $2.8 million of the purchase price for Triplex and $5.6 million of the purchase price for API to in-process research and development. Our valuation of the research and development acquired considered:

         - the current scientific and development status of the projects;
         - the expected amount of time and resources required to complete the projects;
         - the probability of obtaining collaborators to help finance and develop the projects; and
         - the potential market for the projects.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Our ability to commercialize the products acquired is affected by several risks. These risks include:

         - the successful filing and acceptance by the FDA of the Investigational New Drug Application;
         -        the completion of all stages of clinical trials;
         - the submission of data for the approval of a New Drug Application, including the demonstration of safety and efficacy;
         - the ability to enter into collaborative arrangements to fund the future development of the acquired products; and
         -        the ability to manufacture the acquired products. See
                  "Business."

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

         In order for Zintevir(R) to become a marketable product, it will be necessary to conduct several clinical trials and to improve the manufacturing of the product. If funding is obtained, we estimate it will require an additional $50 million over 3 to 5 years to complete the development of Zintevir(R).

         At the time of acquisition, API was engaged in the research and development of drugs for the treatment of cancer. We acquired the API projects to complement our existing product portfolio. The API compounds were licensed by API from other companies, and were at a preclinical or early clinical stage. Additional clinical trials and laboratory work were necessary to complete the development of these compounds. If funding is obtained, we estimate it would require an additional $25 to $40 million and take 5 to 8 years to complete the development of AR209 for cancer therapies. We did not maintain the license of other compounds acquired from API.

         In connection with the Triplex Agreement, we issued the following to existing Triplex stockholders and option holders: (i) 3,441,436 shares of Common Stock; (ii) options to purchase 88,912 shares of Common Stock; and (iii) contingent stock issue rights to receive shares of Common Stock with a fair market value of up to $8.0 million, the conversion of which is contingent upon the satisfaction of conditions which relate to the licensing or development of certain products (the "Triplex Contingent Stock Rights").

         The Triplex Contingent Stock Rights entitle the former Triplex stockholders and option holders to receive shares of Common Stock with an aggregate fair market value at the time of issuance of $5.0 million (subject to certain adjustments) if we either: (i) entered into an agreement on or before September 11, 1997 with respect to the licensing of a certain product whereby we received at least $5.0 million in cash or an unconditional binding commitment for at least $5.0 million (events which did not occur) or (ii) obtains data from such clinical trials for such product on or before September 11, 2000 that our Board of Directors determines to be sufficient to file a New Drug Application. In addition, the Triplex Contingent Stock Rights entitled the former Triplex stock and option holders to receive shares of Common Stock with an aggregate fair market value at the time of issuance of $3.0 million if we did not receive a minimum of $5.0 million in equity milestone payments from Genzyme on or before September 11, 1997 with respect to the development of its ATRAGEN(R) product. As a result of its failure to receive such payments from Genzyme, we issued 686,472 shares of Common Stock under the Triplex Contingent Stock Rights with an aggregate fair market value at the time of issuance of $3.0 million and recorded a corresponding non-cash charge to in-process research and development of $3.0 million in 1997.

         In connection with the API Agreement, we issued the following: (i) 427,000 shares of Common Stock to certain API debt holders; (ii) warrants (the "Warrants") to purchase approximately 9.0 million shares of Common Stock to API preferred stockholders, certain former employees and debt holders; and (iii)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


contingent stock issue rights to receive shares of Common Stock with a fair market value of approximately $2.1 million, the conversion of which was contingent upon the satisfaction of conditions which relate to the licensing or development of certain products (the "API Contingent Stock Rights").

         The API Contingent Stock Rights entitled such former API investors to receive shares of Common Stock if we received at least $5.0 million in cash or an unconditional binding commitment for at least $5.0 million on or before September 11, 1997 relating to certain products. Neither such event occurred and, accordingly, the API Contingent Stock Rights expired in 1997.

         The Warrants issued in connection with the API merger consisted of three series of warrant rights to purchase approximately 2.4 million, 2.8 million and 3.7 million shares of Common Stock, respectively designated as Series A, Series B and Series C. Upon the failure to exercise a series of warrant rights prior to their expiration, the warrant holder forfeits all remaining rights under the terms of the Warrant. The Series A, B and Series C components of the Warrants expired in December 1995, June 1998 and December 1999, respectively.

         In October 1995, we were named a defendant in a lawsuit filed by certain warrant holders challenging the redemption of the Warrants. To resolve this matter, we entered into an agreement in December 1995 which settled the lawsuit. In accordance with the settlement agreement, the plaintiffs were issued 531,552 shares of Common Stock in exchange for 3,576,668 Warrants in 1995. In 1996, in accordance with the settlement agreement, an additional 38,722 shares of Common Stock were issued to the warrant holders' attorneys for related expenses. The excess of the fair value of the Common Stock over the warrant value was charged to expense.

         In August 1995, we were a defendant in a lawsuit filed by certain common stockholders of API challenging the merger with API. To resolve this matter, we entered into an agreement in July 1996 which settled the lawsuit. In accordance with the settlement agreement, the plaintiffs were issued 20,000 shares of Common Stock. The fair value of these shares of Common Stock was charged to expense.

5.       NOTES PAYABLE

         In May 1998, we entered into a master loan agreement for the financing of furniture, office equipment and laboratory equipment acquisitions. Each loan is collateralized by the furniture and equipment and is payable in 60 monthly installments. In June 1998 and February 1999, we borrowed $1,369,000 and $547,000, respectively, through this agreement bearing interest at 12%. In May 1999, a $2.0 million advance from Genzyme Corporation "Genzyme" and $500,000 in minimum royalties relating to ATRAGEN(R) due to Genzyme were converted into a $2.5 million convertible note payable to Genzyme. This note bears interest at 10% per annum with interest payable semi-annually, and the principal is due May 21, 2002. This note can be converted into Common Stock of the Company at $4.35 per share at Genzyme's option (See note 9). Future principal payments under these loan agreements at December 31, 1999 are as follows:


         YEAR ENDING
         DECEMBER 31,     NOTE PAYABLE
         ------------     ------------
            2000             340,000
            2001             383,000
            2002           2,810,000
            2003             301,000
            2004              23,000
                          ----------
           Total          $3,857,000
                          ==========

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



6.       STOCKHOLDERS' EQUITY

         Common Stock Warrants

         At December 31, 1999, we had warrants outstanding, relating to certain financing transactions, to purchase 17,414 shares of Common Stock at exercise prices of $3.63 per share (9,914 shares) and $12.00 per share (7,500 shares). The warrants expire at various dates through March 2001.

         In connection with its February 1999 common stock offering, we issued warrants to purchase 600,000 shares of common stock at a price of $3.28 per share. These warrants expire in February 2004. The fair value of the warrants, $758,400, has been recorded in the accompanying financial statements. This amount has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate of 5.2% with in expected life of 5 years and expected volatility of 113%.

         In connection with its Genzyme financing, we issued Genzyme warrants to purchase 50,000 shares of Common Stock at an exercise price of $4.00 per share. These warrants are exercisable until May 21, 2004. The fair value of the warrants, $150,000, has been recorded in the accompanying financial statements. This amount has been estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: a risk free interest rate of 5.2% with an expected life of five years and expected volatility of 114%.

         Contingent Stock Rights

         In connection with the Triplex and API mergers, we issued $10.1 million contingent stock rights. At December 31, 1999, $5.0 million contingent stock rights remain outstanding, contingent upon the development and licensing of a certain product (see Note 4).

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.       STOCK OPTION PLANS

         During 1989, our stockholders approved the 1989 Stock Option Plan (the "Plan"). The Plan, as amended in 1992 and in May 1997, authorizes the issuance of options covering the greater of (i) 2,490,000 shares of Common Stock or (ii) 17% of the shares of Common Stock outstanding on the last day of the preceding fiscal quarter. The term of each option ranges from five to seven years from the date of grant. At December 31, 1999, 1,506,033 shares were available for future grant under the Plan.

         A summary of stock option activity for the Plan follows:


                                                                    OPTIONS               PRICE
                                                                  OUTSTANDING           PER SHARE
                                                                  -----------           ---------
Balance at December 31, 1996............................              1,119,149      $ 0.04 to $14.88
      Granted...........................................              1,232,578      $ 4.06 to $ 8.88
      Exercised.........................................               (150,556)     $ 0.04 to $ 5.50
      Forfeited.........................................               (240,454)     $ 0.66 to $10.50
                                                                 --------------        --------------
Balance at December 31, 1997............................              1,960,717      $ 0.04 to $14.88
      Granted...........................................                336,114      $ 2.06 to $ 4.63
      Exercised.........................................                (42,638)     $ 0.04 to $ 0.68
      Forfeited.........................................               (228,946)     $ 3.88 to $14.88
                                                                 --------------        --------------
Balance at December 31, 1998............................              2,025,247      $ 0.04 to $14.88
      Granted...........................................                404,605      $ 1.94 to $ 5.81
      Exercised.........................................               (317,433)     $ 0.22 to $ 4.75
      Forfeited.........................................               (396,944)     $ 0.04 to $14.88
                                                                 --------------        --------------
Balance at December 31, 1999............................              1,715,475      $ 0.16 to $11.50
                                                                 ==============        ==============
Exercisable at December 31, 1999........................              1,098,352      $ 0.16 to $11.50
                                                                 ==============        ==============

         During June 1998, our stockholders approved the 1998 Stock Option Plan (the "1998 Plan"). This plan authorizes the issuance of options to purchase up to 750,000 shares of Common Stock. Shares issued under the 1998 Plan expire 10 years from the date of issuance. In 1998, options to purchase 370,000 shares of Common Stock were issued to employees, and 320,000 of these shares will vest at the earlier of various dates based on the achievement of corporate and personal goals as determined by the Board of Directors' compensation committee and the achievement of specific Common Stock price targets or nine years and ten months from the date of grant.

         A summary of stock option activity for the 1998 Plan follows:


                                                                       OPTIONS               PRICE
                                                                     OUTSTANDING            PER SHARE
                                                                     -----------            ---------
Balance at December 31, 1997............................                        --      $             --
      Granted...........................................                   370,000      $ 2.44 to $ 3.88
      Exercised.........................................                        --      $             --
      Forfeited.........................................                        --      $             --
                                                                    ----------------    ----------------
Balance at December 31, 1998............................                    370,000     $ 2.44 to $ 3.88
      Granted...........................................                    230,000     $           3.63
      Exercised.........................................                    (58,800)    $ 2.44 to $ 3.88
      Forfeited.........................................                   (143,200)    $           3.88
                                                                    ----------------    ----------------
Balance at December 31, 1999............................                     398,000    $ 3.63 to $ 3.88
                                                                    ================    ================
Exercisable at December 31, 1999........................                      78,172    $ 3.63 to $ 3.88
                                                                    ================    ================

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



        During 1993, we adopted the 1993 Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan, as amended effective in May 1997, authorizes the issuance of options to purchase up to 600,000 shares of Common Stock. Shares issued under the Director Plan expire 10 years from the date of issuance. The Director Plan allows for the issuance of two types of grants:
Formula Grants and Discretionary Grants. Formula Grants are fully-vested when issued and are issued at a price equal to the fair market value of our stock at the date of issuance. Each Non-Employee Director was issued 12,500 Formula Grants on November 14, 1995. In addition, the following Formula Grants are issued under the Director Plan: (1) options to purchase 25,000 shares of common stock to each Non-Employee Director upon first being elected to the Board of Directors and (2) options to purchase 7,500 shares of Common Stock annually, beginning on December 31, 1997, to each Non-Employee Director who has served as a director for at least six months. Additionally, under the Director Plan, as amended in 1997, on March 17, 1997, each Non-Employee Director received an option to purchase 16,250 shares of Common Stock. These options were fully vested when issued and were issued at a price equal to the fair market value of our stock at the date of issuance. Discretionary Grants may be issued by the Compensation Committee of the Board of Directors and may be issued at less than the fair market value of our stock. In 1997, grants to purchase a total of 15,000 shares of Common Stock were issued to one Non-Employee Director. These options were fully vested when issued and were issued at a price equal to the fair market value of our stock at the date of issuance. In 1996, Discretionary Grants to purchase a total of 87,500 shares of Common Stock were issued to two Non-Employee Directors. These options vest over four years and were issued at less than the fair market value of our Common Stock at the date of grant.

        A summary of stock option activity for the Director Plan follows:


                                                              OPTIONS                   PRICE
                                                            OUTSTANDING                PER SHARE
                                                            -----------                ---------
Balance at December 31, 1996 .................                   200,000         $  5.50 to $ 9.38
Granted ......................................                   167,500         $  4.25 to $11.00
Exercised ....................................                        --         $              --
                                                       -----------------         -----------------
Balance at December 31, 1997 .................                   367,500         $  4.25 to $11.00
Granted ......................................                    62,500         $   2.00 to $2.53
Exercised ....................................                        --         $              --
                                                       -----------------         -----------------
Balance at December 31, 1998 .................                   430,000         $  2.00 to $11.00
Granted ......................................                   102,500         $  2.97 to $ 3.13
Exercised ....................................                        --         $              --
Forfeited ....................................                   (32,500)        $  5.50 to $ 9.38
                                                       -----------------         -----------------
Balance at December 31, 1999 .................                   500,000         $  2.00 to $11.00
                                                       =================         =================
Exercisable at December 31, 1999..............                   478,125         $  2.00 to $11.00
                                                       =================         =================

         We record deferred compensation for the difference between the grant price and the fair value for financial statement presentation purposes related to options. The balance at December 31, 1999 was $69,000. In 1997, 1998 and 1999, $464,000, $499,000 and $281,000 respectively, in related expense was recorded. The balance will be amortized to expense over the remaining vesting periods of the options.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         We account for these plans under APB Opinion No. 25, under which compensation expense was recorded. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("SFAS 123"), our net loss per share would have been increased to the following pro forma amounts:


                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                                      ------------
                                                     1997                 1998                  1999
                                                     ----                 ----                  ----
Net Loss:
        As reported........................  $   (16,991,000)     $   (18,231,000)      $   (14,094,000)
                                             ===============      ===============       ===============
        Pro forma..........................  $   (19,129,000)     $   (19,598,000)      $   (15,567,000)
                                             ===============      ===============       ===============

Loss Per Share (basic and diluted):
        As reported........................  $        (1.14)      $        (1.17)       $        (0.65)
                                             ==============       ==============        ==============
        Pro forma..........................  $        (1.28)      $        (1.26)       $        (0.72)
                                             ==============       ==============        ==============

         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999, respectively: risk-free interest rates of 5.7% to 6.9%, 4.3% to 5.8% and 4.6% to 6.4%, with no expected dividends; expected lives of 5 years for 1997 and 1998 and 3.5 years for 1999, and expected volatility of 114% in 1997, 113% in 1998 and 92% in 1999.

         A summary of the status of our three stock option plans as of December 31, 1997, 1998 and 1999 and charges during the years ending on those dates is presented below:


                                                1997                        1998                          1999
                                      -----------------------       -----------------------       -----------------------
                                                    WEIGHTED-                      WEIGHTED-                     WEIGHTED-
                                                     AVERAGE                       AVERAGE                       AVERAGE
                                                    EXERCISE                       EXERCISE                      EXERCISE
           FIXED OPTIONS                  SHARES     PRICE               SHARES     PRICE             SHARES      PRICE
           -------------                  ------     -----               ------     -----             ------      -----
Balance at beginning of year .....     1,319,149     $5.27              2,328,217     $5.37         2,825,247     $4.96
Granted ..........................     1,400,078     $4.99                768,614     $3.52           737,105     $3.30
Exercised ........................      (150,556)    $1.43                (42,638)    $0.39          (376,233)    $3.27
Forfeited ........................      (240,454)    $5.91               (228,946)    $5.27          (572,644)    $5.15
                                       ---------                        ---------                   ---------
Balance at end of year ...........     2,328,217     $5.37              2,825,247     $4.96         2,613,475     $4.69
                                       =========                        =========                   =========
Options exercisable at year end...       915,103     $5.56              1,917,151     $5.40         1,654,649     $5.08
                                       =========                        =========                   =========
Weighted-average fair value of
options granted during the year...         $4.02                           $ 2.68                       $2.24

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The following table summarizes information about stock options outstanding at December 31, 1999:


                                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                     ------------------------------------------------------     ----------------------------------
                          NUMBER         WEIGHTED-AVERAGE                            NUMBER
      RANGE OF        OUTSTANDING AT        REMAINING       WEIGHTED-AVERAGE     EXERCISABLE AT    WEIGHTED-AVERAGE
   EXERCISE PRICES   DECEMBER 31, 1999  CONTRACTUAL LIFE     EXERCISE PRICE     DECEMBER 31, 1999   EXERCISE PRICE
   ---------------   -----------------  ----------------     --------------     -----------------   --------------
$0.16 - $  3.00            214,491              7.2             $ 2.35                133,590          $ 2.33
$3.01 - $  7.00          2,163,944              5.2             $ 4.51              1,302,456          $ 4.78
$7.01 - $11.50             235,040              4.3             $ 8.52                218,603          $ 8.53
                    --------------                                             --------------
                         2,613,475                                                  1,654,649
                    ==============                                             ==============


          In addition to the stock option plans, we issued 100,000 stock options to a former consultant. These options are vested, have an exercise price of $7.00 per share and expire in May 2002.

          8.      FEDERAL INCOME TAXES

         We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

         A reconciliation of the statutory federal income tax rate to Aronex Pharmaceuticals' effective income tax rate for the periods ended December 31, 1997, 1998 and 1999 is as follows:


                                                                  1997                1998                 1999
                                                                  ----                ----                 ----
Statutory rate                                                   (34.0)%              (34.0)%           (34.0)%
Purchase of in-process research and development                    6.6%                 0.0%              0.0%
Equity in loss of foreign subsidiary not deductible                0.0%                 0.0%              2.2%
Stock option compensation not deductible (deductible)             (0.2)%                0.0%             (0.4)%
Other                                                             (0.7)%                0.9%              0.1%
Adjustment due to deferred tax valuation allowance                28.3%                33.1%             32.1%
                                                                  -----               -----             -----
                                                                   0.0%                 0.0%              0.0%
                                                                  ======              ======            ======

         Significant components of our net deferred tax asset at December 31, 1998 and 1999 are as follows:


                                                                         1998                     1999
                                                                         ----                     ----
Deferred tax assets relating to:
   Federal net operating loss carryforwards...................      $ 35,760,000              $ 39,023,000
   Financial statement depreciation and amortization in
        excess of (less than) amount deductible for income
        tax purposes..........................................           121,400                   240,400
   Accrued liabilities not currently deductible
        for income tax purposes...............................           739,300                   748,000
   Equity in loss of affiliate not currently
        deductible for income tax purposes....................           170,000                   170,000
   Other items, net...........................................           (34,300)                  (34,300)
                                                                    ------------              ------------
Total deferred items, net.....................................        36,756,400                40,147,100
Deferred tax valuation allowance..............................       (36,756,400)              (40,147,100)
                                                                    ------------              ------------
Net deferred tax asset........................................       $        --               $        --
                                                                    ============              ============

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          At December 31, 1999, we had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $114.8 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit our ability to utilize these NOLs and tax credits. Accordingly, our ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the merger (see Note 4) with Triplex and API, a change in control as defined by federal income tax law occurred, causing the use of these carryforwards to be limited and possibly eliminated. Additionally, because United States tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. Due to the possibility of not reaching a level of profitability that will allow for the utilization of our deferred tax assets, a valuation allowance has been established to offset these tax assets. The valuation allowance increased $5,551,800, $8,108,400 and $3,401,700 for the years ended December 31, 1997, 1998 and 1999, respectively. These increases were primarily due to our losses from operations for such periods and the valuation allowance for the net operating loss carryforwards acquired in the 1995 mergers with Triplex and API (See Note 4). We have not made any federal income tax payments since inception.

9.        LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

          We have two exclusive license agreements with M.D. Anderson that may be terminated in the event of a material breach of the terms of the agreement or for failure to convert the licensed subject matter to a commercial form. However, management believes our ongoing research and development efforts currently satisfy this obligation to commercialize.

          The license agreements require us to pay royalties for licensed patent products or processes based on cumulative net sales percentages. We must also pay M.D. Anderson $200,000 for each FDA-approved product resulting from certain licensed research tasks. No royalties have been paid to date since we have had no sales.

         For the years ended December 31, 1997, 1998 and 1999, we paid M.D. Anderson $108,000, $23,000 and $157,000, respectively, for research performed on behalf of Aronex Pharmaceuticals.

          In 1993, we entered into a non-exclusive license agreement with a pharmaceutical company to use a patented process in the manufacture, use and sale of certain of our products with an initial fee of $30,000. Annual royalty payments by us are to be computed as a percentage of sales, as defined in the agreement. The royalty payments shall not exceed $1 million in a calendar year and expire upon expiration of the licensed patents.

          In 1993, we entered into a license and development agreement with Genzyme to develop and commercialize ATRAGEN(R). In September 1996, Genzyme advanced us $2.0 million. Early in 1997, the Company amended the agreement through which (1) we released Genzyme from any further obligation to perform development work for ATRAGEN(R) and (2) the license granted to Genzyme under the agreement was converted to an option to acquire the right to market and sell ATRAGEN(R) worldwide.

          In March 1999, Genzyme notified us that they did not intend to exercise their option to acquire the right to market and sell ATRAGEN(R) worldwide. As a result of the election, we have regained full marketing rights to ATRAGEN(R) on a worldwide basis and we were obligated to repay Genzyme the $2.0 million advance by May 21, 1999 and pay product royalties, including $500,000 in minimum royalties by April 24, 2000. In May 1999, the $2.0 million advance from Genzyme and the $500,000 in minimum royalties were converted into a $2.5 million convertible note payable to Genzyme. This note can be converted into our Common Stock at $4.35 per share at Genzyme's option. In connection with this financing, we issued Genzyme warrants to purchase 50,000 shares of Common Stock at an exercise price of $4.00 per share. These warrants are exercisable until May 21, 2004. The fair value of the warrants, $150,000 has been recorded in the accompanying financial statements. This amount has been estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: a risk free interest rate of 5.2% with an expected life of five years and expected volatility of 114%.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          In 1996, we entered into a license agreement with Boehringer Mannheim GmbH (subsequently acquired by F. Hoffman-LaRoche Ltd. ("Roche")) to develop and commercialize one of our products, AR209. Under the agreement, Roche was responsible for funding the costs of all remaining preclinical and clinical development of AR209 and for manufacturing the product. Roche paid us $150,000 in license fees in connection with this agreement in 1997 and agreed to pay minimum annual license fees of $100,000 during the term of the agreement. In addition, Roche was required to pay us up to $2.65 million in milestone payments upon the occurrence of certain events and to pay us royalties on sales of the product. We had the option to co-promote the product under terms to be negotiated by the parties or to co-market the product if the parties are unable to reach an agreement as to the terms of a co- promotion arrangement. Roche had the right to terminate the agreement if the costs of developing AR209 were materially greater than anticipated and Roche determined, in its reasonable discretion, not to proceed with the development of the product in light of such increased costs. We had the right to terminate the agreement if Roche failed to achieve certain milestones. Both parties had the right to terminate the agreement without cause, with all rights to AR209 reverting to the non-terminating party. The agreement was terminated without cause by Roche in September 1998, as a result of which all rights to AR209 have reverted to us.

          On November 12, 1998, we entered into a license agreement with Abbott for Nyotran(R). The license agreement provides Abbott with exclusive worldwide rights to market and sell Nyotran(R), subject to rights previously granted to Grupo Ferrer Internacional, S.A. in Spain and Portugal and certain copromotion rights retained by us in the United States and Canada. Under the license agreement Abbott has paid us up-front payments, development milestones and development payments. Such payments are not refundable, do not relate to any future performance obligations and were recognized as revenue in 1998 and 1999. Abbott purchased 837,989 shares of our Common Stock for $3.0 million under a related stock purchase agreement on November 30, 1998. Abbott has provided funding for the continuing clinical development of Nyotran(R) and will make subsequent milestone payments if specified sales targets are achieved. Abbott will also pay to us escalating royalties on all product sales of Nyotran(R).

10.       COMMITMENTS AND CONTINGENCIES

          We lease laboratory and office space under operating leases and certain office equipment on a short-term basis. In 1997, we entered into a lease for a building from our existing landlord who was a related party until late in 1997. Under this lease, we have committed to lease 30,000 square feet for ten years beginning in January 1998. Rental expense relating to these leases was approximately $236,000, $667,000, and $756,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

          Future minimum noncancellable payments under operating leases at December 31, 1999 are as follows:


          YEAR ENDING
          DECEMBER 31,                  AMOUNT
          ------------                  ------
              2000                      713,000
              2001                      713,000
              2002                      713,000
              2003                      710,000
              2004                      692,000
           Thereafter                 2,055,000
                                  -------------
             Total                $   5,596,000
                                  =============

         We are subject to numerous risks and uncertainties because of the nature of and status of our operations. We maintain insurance coverage for events and in amounts that we deem appropriate. Management believes that uninsured losses, if any, will not be materially adverse to our financial position or results of operations.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Litigation

         In the normal course of doing business, we occasionally become a party to litigation. It the opinion of management, pending or threatened litigation involving the Company will not have a material adverse material effect on our financial condition.

11.       RELATED PARTY TRANSACTIONS AND EMPLOYMENT AGREEMENTS

         During 1997, 1998 and 1999, we entered into employment agreements with our chief executive officer and other officers that have initial termination dates ranging from 2000 to 2001. The agreements are thereafter automatically renewed for successive periods of twelve to eighteen months unless terminated by either party. Such agreements provide that in the case of termination without cause, the officers are entitled to payments ranging from one hundred to one hundred and fifty percent of their annual salaries. Additionally, one of these officers has an outstanding loan with Aronex Pharmaceuticals with a balance of approximately $13,000 at December 31, 1999. This loan will be repaid over the next two years. Current annual salaries relating to these agreements total $1.1 million at December 31, 1999.

         In February 1998, we amended a consulting agreement with our chief scientific advisor for a three-year period ending December 31, 2000, whereby we are committed to pay consulting fees of $156,000 per year through December 31, 2000. One-half of the amount will be paid in cash and one-half will be paid in our Common Stock. We paid cash of $156,000, $78,000 and $78,000 for the years ended December 31, 1997, 1998 and 1999, respectively, and issued 18,352 and 40,248 shares of our common stock in 1998 and 1999, respectively, pursuant to this agreement.

12.       401(K) PLAN

         We maintain a retirement savings plan, effective as amended on January 1, 1991, in which any of our employees who has completed one month of employment may elect to participate. The plan is an individual account plan providing for deferred compensation as described in Section 401(k) of the Code and is subject to, and intended to comply with, the Employee Retirement Income Security Act of 1974, as amended. Each eligible employee is permitted to contribute up to 20% of his/her annual salary up to the applicable statutory maximum prescribed in the Code. We may, in our discretion, contribute an amount equal to the employee's contribution, but our contribution may not exceed an amount equal to 6% of the employee's compensation. A participant is 50% vested in the accrued benefits derived from our contributions after completion of one year of employment following his/her election to participate in the plan, and 100% vested in such contributions after completion of two years of employment following such election. Participants may receive hardship loans under the terms of the plan. The plan provides for distributions in the event a participant dies, reaches the age of 65, becomes disabled or terminates his/her employment prior to the age of
65. Aronex Pharmaceuticals made contributions of approximately $45,700, $56,500 and $65,200 under the 401(k) plan for the years ended December 31, 1997, 1998 and 1999, respectively.

13.      EMPLOYEE STOCK PURCHASE PLAN

         In December 1996, the Board of Directors adopted the 1997 Employee Stock Purchase Plan and reserved 250,000 shares of Common Stock for issuance thereunder. The plan permits employees to purchase Common Stock through payroll deductions of up to 15% of their compensation subject to limitations as defined by the Internal Revenue Service. Purchases of Common Stock are made at the lower of 85% of fair market value at the beginning or end of each six-month offering period. In 1997, 21,392 shares were purchased by employees at $3.31 and $3.19 per share. In 1998, 39,516 shares were purchased by employees at $3.35 and $1.70 per share. In 1999, 71,023 shares were purchases by employees at $1.65 and $2.66 per share.

                                 Exhibit Index



Exhibit
 Number                       Description
 ------                       -----------
  3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Aronex Pharmaceuticals' Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1997 (the "June 1997 Form 10-Q")).

  3.1 (i) Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
             3.1 (i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1999).

  3.1 (ii) Certificate of Designation of Series One Junior Participating Preferred Stock dated October 6, 1999 (attached as Exhibit A to the Rights Agreement files as Exhibit 4.1 incorporated by reference to
             Exhibit 4.1 on Form 8-A dated October 7, 1999).

  3.2 Restated Bylaws (incorporated by reference to Exhibit 3.2 to Aronex Pharmaceuticals' Registration Statement on Form S-1 (No. 33-47418) (the "1992 Registration Statement"), as declared effective by the Commission on July 10, 1992).

  4.1 Specimen certificate for shares of Common Stock, par value $0.001 per share (incorporated by reference to Exhibit 4.1 to Aronex Pharmaceuticals' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).

  4.1 (i) Rights Agreement, dated October 6, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 on Form 8-A dated October 7, 1999).

  4.2 Form of Rights Certificate (attached as Exhibit B to the Rights Agreement files as Exhibit 4.1 incorporated by reference to Exhibit
             4.1 on Form 8-A dated October 7, 1999).

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

  Exhibit
  Number                             Exhibit
  ------                             -------

  10.4 Third Amendment to Registration Rights Agreement dated September 10, 1993, among and certain of its stockholders (incorporated by reference to Exhibit 10.24 to Aronex Pharmaceuticals' Registration Statement on Form S-1 (No. 33-71166) (the "1993 Registration Statement"), as declared effective by the Commission on November 15, 1993).

  10.5* Fourth Amendment to Registration Rights Agreement dated January 20, 1994, among Aronex Pharmaceuticals and certain of its stockholders.

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

  Exhibit
  Number                           Exhibit
  ------                           -------

  10.17 Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.24 to the 1992 Registration Statement).

  10.18* Common Stock Purchase Warrant dated June 28, 1993 from Aronex Pharmaceuticals in favor of GATX Capital Corporation.

  10.19* Common Stock Purchase Warrant dated March 21, 1994 from Aronex Pharmaceuticals in favor of GATX Capital Corporation.

  10.20* Common Stock Purchase Warrant dated June 28, 1993 from Aronex Pharmaceuticals in favor of MM Ventures.


  10.21* Common Stock Purchase Warrant dated March 21, 1994 from Aronex Pharmaceuticals in favor of MM Ventures.

  10.22 Amendment No. 2 to License and Development Agreement dated September 10, 1996, between Aronex Pharmaceuticals and Genzyme Corporation (incorporated by reference to Exhibit 10.1 to Aronex Pharmaceuticals' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (the "September 1996 Form 10-Q")).

  10.23 Amendment No. 2 to Stock Purchase Agreement dated September 10, 1996, between Aronex Pharmaceuticals and Genzyme Corporation (incorporated by reference to Exhibit 10.2 to the September 1996 Form 10-Q).

  10.24 Amendment No. 3 to License and Development Agreement dated March 25, 1997, between Aronex Pharmaceuticals and Genzyme Corporation (incorporated by reference to Exhibit 10.1 to Aronex Pharmaceuticals' Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997 (the "March 1997 Form 10-Q")).

  10.25 Amendment No. 3 to Common Stock Purchase Agreement dated March 25, 1997, between Aronex Pharmaceuticals and Genzyme Corporation (incorporated by reference to Exhibit 10.2 to the March 1997 Form 10-Q).

  10.26*     Form of Certificate of Contingent Interest.

  10.27+ Employment Agreement dated November 3, 1997 between Aronex Pharmaceuticals' and Geoffrey Cox, Ph.D. (incorporated by reference to Exhibit 10.39 to Aronex Pharmaceuticals' Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K")).

  10.28+ Consulting Agreement dated January 1, 1998, between Aronex Pharmaceuticals and Gabriel Lopez-Berestein (incorporated by reference to Exhibit 10.2 to the March 1998 Form 10-Q).

  10.29+ Consulting Agreement dated April 1, 1998, between Aronex Pharmaceuticals and Roman Perez-Solar (incorporated by reference to Exhibit 10.3 to the March 1998 Form 10-Q).

  10.30+ Employment Agreement dated June 12, 1998, between Aronex Pharmaceuticals and Paul A. Cossum, Ph.D. (incorporated by reference to Exhibit 10.3 to the June 1998 Form 10-Q).

  10.31+ Employment Agreement dated June 12, 1998, between Aronex Pharmaceuticals and Terance A. Murnane (incorporated by reference to Exhibit 10.4 to the June 1998 Form 10-Q).

  10.32 Lease Agreement dated April 4, 1997, between Aronex Pharmaceuticals and The Woodlands Corporation (incorporated by reference to Exhibit
             10.3 to the June 1997 Form 10-Q).

  Exhibit
  Number                       Exhibit
  ------                       -------

  10.33++ License Agreement dated November 12, 1998, between Aronex Pharmaceuticals and Abbott Laboratories (incorporated by reference to Exhibit 10.1 to the December 2, 1998 Form 8-K).

  10.34++ Stock Purchase Agreement dated November 12, 1998, between Aronex Pharmaceuticals and Abbott Laboratories (incorporated by reference to Exhibit 10.2 to the December 2, 1998 Form 8-K).

  10.35 Placement Agency Agreement dated as of November 19, 1998 between Aronex Pharmaceuticals, Inc. and Paramount Capital, Inc (incorporated by reference to Exhibit 10.46 to the December 1998 10-K).

  10.36 Form of Warrant issued on February 23, 1999 for the purchase of an aggregate of 600,000 shares of common stock (included herein as Exhibit C to Placement Agency Agreement which is filed herewith as
             Exhibit 10.46).

  10.37* Employment Agreement dated October 6, 1999 between Aronex Pharmaceuticals' and William Schary, Ph.D.

  10.38* Employment Agreement dated December 1, 1999 between Aronex Pharmaceuticals' and Anthony Williams, M.D.

  10.39 Severance Agreement and Release dated March 26, 1999, between the Company and David S. Gordon, M.D (incorporated by reference to
             Exhibit 10.1 to the March 1999 Form 10-Q).

  10.40 Form of Placement Agency Agreement dated November 19, 1999 between Aronex Pharmaceuticals, Inc. and Paramount Capital, Inc., incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-67599).

  10.41 Form of Warrant for the purchase of Common Stock, incorporated by reference to Exhibit 1.2 of the Company's Registration Statement on Form S-1 (Registration Statement No. 333-67599).

  10.42 Amendment No. 4 to License and Development Agreement dated May 21, 1999 by and between Aronex Pharmaceuticals, Inc. and Genzyme Corporation (incorporated by reference to Exhibit 10.1 to the June 4, 1999 8-K).

  10.43 10% Convertible Note dated May 21, 1999 by Aronex Pharmaceuticals, Inc. made payable to Genzyme Corporation for $2.5 million (incorporated by reference to Exhibit 10.2 to the June 4, 1999 8-K).

  10.44 Common Stock Purchase Warrant for 50,000 shares of Common Stock of Aronex Pharmaceuticals, Inc. issued in the name of Genzyme Corporation (incorporated by reference to Exhibit 10.3 to the June 4, 1999 8-K).

  10.45 Severance Agreement and Release dated July 30, 1999 between the Company and Janet Walter (incorporated by reference to Exhibit 10.1 on the September 1999 Form 10-Q).

  10.46 Consulting Agreement dated October 1, 1999 between the Company and James R. Butler (incorporated by reference to Exhibit 10.2 on the September 1999 Form 10-Q).

  10.47 Consulting Agreement dated October 1, 1999 between the Company and David J. McLachlan (incorporated by reference to Exhibit 10.3 on the September 1999 Form 10-Q).

  11.1       Statement regarding computation of loss per share.

  23.1*      Consent of Arthur Andersen LLP.

  Exhibit
  Number                       Exhibit
  ------                       -------

  24.1 Power of attorney (included on the signature page of this Registration Statement).

  27.1      Financial Data Schedule
---------------------------

     *   Filed herewith.
     +   Management Contract or Compensatory Plan.
    ++ Portions of this exhibit have been omitted based upon a request for confidential treatment pursuant to Rule 24b- 2g of the Exchange Act. Such omitted portions have been filed separately with the Commission.