Form 10-K405/A
period 1999-12-31
ARONEX PHARMACEUTICALS INC
filed 2000-04-14
CIK 854691

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                         FIRST AMENDMENT TO FORM 10-K ON
                                   FORM 10-K/A
    (Mark One)
        [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

================================================================================

                                TABLE OF CONTENTS


                                     PART I

Item 1.           Business .....................................................................1
                           General .............................................................1
                           Business Strategy ...................................................1
                           Clinical and Scientific Background ..................................2
                           Products in Clinical Development ....................................3
                           Infectious Diseases .................................................4
                           Cancer ..............................................................6
                           Research Pipeline ...................................................8
                           Collaborative Agreements ............................................9
                           Manufacturing ......................................................10
                           Sales and Marketing ................................................10
                           Patents and Proprietary Rights .....................................11
                           Government Regulation ..............................................12
                           Competition ........................................................15
                           Employees ..........................................................15
                           Additional Business Risks ..........................................15

Item 2.           Properties ..................................................................21

Item 3.           Legal Proceedings ...........................................................21

Item 4.           Submission of Matters to a Vote of Security Holders .........................21

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters .......22

Item 6.           Selected Financial Data .....................................................23

Item 7.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ......................24
                           Overview ...........................................................24
                           Results of Operations ..............................................24
                           Acquired In-Process Research and Development .......................25
                           Liquidity and Capital Resources ....................................26
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk ..................28

Item 8.           Financial Statements and Supplementary Data .................................28

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure .........................................28


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant ..........................29

Item 11.          Executive Compensation ......................................................29

Item 12.          Security Ownership of Certain Beneficial Owners and Management ..............29

Item 13.          Certain Relationships and Related Transactions ..............................29

                                     PART IV

Item 14.          Exhibits, Financial Statements Schedules and Reports on Form 8-K ............30


Signatures ....................................................................................34


Index to Financial Statements ................................................................F-1


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

BUSINESS STRATEGY

         We have implemented a comprehensive strategy to become a commercial biopharmaceutical company involved in the identification, development and commercialization of novel medicines for treating cancer and infectious diseases. Our strategy encompasses five key elements:

o Therapeutic Focus. We have adopted a clear therapeutic focus aimed at identifying and developing novel medicines to satisfy clearly-defined, unsatisfied needs in the treatment of cancer and infectious diseases. We believe that this focus provides synergies in the development of products as a result of common patient populations, and will provide synergies in the marketing and commercialization of products as a result of the common hospital-based sales and distribution channels and concentrated customer base associated with these products. In addition, we believe our focus on medicines for cancer and infectious diseases for which current therapy is inadequate may facilitate expedited commercialization of our products.

o Balanced Product Portfolio. We have a portfolio of clinical products that we believe provides a balanced development and commercialization risk profile. Two of our products are liposomal formulations of drugs that are currently on the market, designed to improve effectiveness and reduce adverse side effects. Liposomal formulations trap the drug within a lipid-based environment. We believe that this should contribute to a reduction in the development risks associated with our products. Two of our products are new compounds with novel mechanisms of action against a specific disease target. While these products are associated with a greater degree of development risk, we believe that these products may have a substantial impact against the diseases they are intended to treat. We believe that this balanced development and commercialization risk profile limits our dependence on a single product.

o Expedited Drug Development Programs. We believe that we have created an effective pharmaceutical development infrastructure. With expertise in preclinical development, drug formulation and delivery, quality assurance, quality control and analytical chemistry, drug manufacturing, regulatory and clinical affairs, we believe that we have the ability to effectively advance preclinical and clinical products through the development pipeline.

o Leveraged Research and Technological Resources. We rely on several sources to provide potential opportunities to expand our pipeline of products for commercialization. Using academic and corporate collaborations, we seek late-stage preclinical products for advancement into our clinical pipeline as well as early-stage clinical products with prospects for rapid clinical development. Additional opportunities are available through our existing capabilities in drug formulation and delivery.

o Marketing and Commercialization Strategy. Our marketing and commercialization effort is designed to create a revenue stream utilizing two diverse methods. We intend to market products in the United States through our own sales and marketing efforts or through co-marketing, and to market products overseas through licensing arrangements with corporate partners. We also intend to market those products requiring broader marketing and distribution efforts through licensing arrangements with corporate partners.

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

         Cancer

         The American Cancer Society estimates that in the United States alone more than 1.2 million new cases of cancer will be diagnosed and more than 500,000 people will die of cancer in 2000. According to the American Cancer Society, major classes of cancer include:

         o solid tumors, the most common of which are breast cancer, prostate cancer and cancers of the lung;
         o        cancers of the lymphoid system; and
         o        cancers of the blood.

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

PRODUCTS IN CLINICAL DEVELOPMENT

         The following table lists our clinical products, along with their initial indications and clinical status:


             PRODUCT                           INDICATIONS                           CLINICAL STATUS
             -------                           -----------                           ---------------

         INFECTIOUS DISEASES
         Nyotran(R) ............  Presumed Fungal Infections                     Phase III completed
                                  Cryptococcal Meningitis                        Phase III completed
                                  Candidemia                                     Phase II completed
                                  Aspergillus Salvage                            Phase II

         CANCER
         ATRAGEN(R) ............  Acute Promyelocytic Leukemia                   NDA amendment pending
                                  Acute Promyelocytic Leukemia Monotherapy       Phase II
                                  Non-Hodgkin's Lymphoma                         Phase II
                                  Prostate Cancer                                Phase II
                                  Renal Cell Carcinoma                           Phase I/II
                                  Acute Myelogenous Leukemia                     Phase II
                                  Kaposi's Sarcoma                               Phase II completed
         Annamycin .............  Breast Cancer                                  Phase II
                                  Leukemia                                       Phase I/II
         Aroplatin(TM) .........  Lung Cancer                                    Phase II
                                  Renal Cell Carcinoma                           Phase II

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

         Nyotran(R)for Presumed Fungal Infections (Phase III completed), Cryptococcal Meningitis (Phase III completed), Candidemia (Phase II completed) and Aspergillus Salvage (Phase II)

         Systemic fungal infections are generally serious and may result in death. Most systemic fungal infections are caused by Candida, or yeasts, and Aspergillus, or molds, species. These life-threatening infections occur most often in patients with impaired immune defense mechanisms as a result of an underlying disease, such as HIV or diabetes, or the effects of treatments for other medical conditions, such as chemotherapy in cancer patients or anti-rejection therapy in patients receiving organ transplants. The population of patients who become candidates for anti-fungal treatment is increasing because of a number of factors, including more aggressive use of chemotherapy in cancer patients, increases in organ and bone marrow transplants, increased use of in-dwelling catheters for prolonged periods and the spread of HIV.

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

         To expand the potential indications for Nyotran(R), we commenced Phase III trials for patients with cryptococcal meningitis and Phase II Aspergillus salvage trials. The Aspergillus salvage trials are designed to treat patients with Aspergillus who have failed treatment with current products. In late 1999, we completed the Phase III trials designed to show the equivalency of Nyotran(R) versus amphotericin B in the treatment of confirmed cryptococcal meningitis. In February 2000, we announced our preliminary findings from this trial. The data demonstrated that Nyotran(R) was not equivalent to amphotericin B with respect to the primary efficacy endpoint but there was no difference with respect to survival, a secondary endpoint. The data also indicated a favorable renal toxicity profile when compared to amphotericin B. Having gathered data from four clinical trials, we are now in a position to meet with the U.S. Food and Drug Administration "FDA" to determine the regulatory strategy for submission of our New Drug Application "NDA" in the United States. We will then review the strategy for filings in Europe and other parts of the world that will be accomplished by Abbott Laboratories. See "-- Government Regulation," "-- Collaborative Agreements -- Collaborative Agreement with Abbott Laboratories" and "Additional Business Risks -- Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products."

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

CANCER

         Our programs in cancer focus on developing medicines based upon either refinements of proven therapies or new approaches to the treatment of specific disease targets. The clinical program currently focuses on development of ATRAGEN(R) for hematological malignancies and solid tumors, Annamycin for solid tumors and hematological malignancies and AroplatinTM for solid tumors.

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

         Annamycin for Refractory Breast Cancer (Phase II) and Refractory Leukemia (Phase I/II)

         Annamycin is a new chemical entity belonging to the class of widely prescribed anti-cancer agents known as anthracyclines. This class of drug, which includes doxorubicin, daunorubicin and idarubicin, has been shown to be effective, either alone or in combination, against proliferating cancer cells. Anthracyclines currently on the market, however, suffer from two primary limitations:


         o Cancer cells often develop a resistance to them, rendering the treatment ineffective. This resistance, once developed by cancer cells, generally extends to include resistance to a variety of other chemotherapeutic agents, a phenomenon commonly referred to as multi-drug resistance. The best understood mechanism behind multi-drug resistance involves an increase in the production of P-glycoprotein, a trans-cell membrane pump. This pump transports drugs, including most types of anti-cancer drugs, out of tumor cells.

         o Currently available anthracyclines also frequently result in severe toxic effects, including irreversible cardiotoxicity.

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

         Our liposomal formulation of Annamycin is the subject of an issued patent, licensed exclusively to us by The University of Texas M.D. Anderson Cancer Center. In addition, a patent application has been filed with respect to an improved process for preparing Annamycin. This patent application is also licensed to us under the exclusive license with M.D. Anderson. Annamycin itself is the subject of a patent that has been non-exclusively sublicensed to us by M.D. Anderson, which M.D. Anderson licensed from Ohio State University. See "--Patents and Proprietary Rights."

         Aroplatin(TM) for Lung Cancer (Phase II) and Renal Cell Carcinoma (Phase II)

         Together with M.D. Anderson we are developing the novel platinum analogue, AroplatinTM, for the treatment of solid tumors. AroplatinTM has been designed to overcome the toxicity and resistance that currently limits the usefulness of platinum, a chemotherapeutic agent widely used in the treatment of solid tumors. Phase I clinical trials have been conducted under a physician's IND at M.D. Anderson.

         Aroplatin(TM) is currently being evaluated in two Phase II clinical trials, under institutional IND's at M.D. Anderson:

         o a trial for the treatment of mesothelioma, a type of lung cancer, funded by the Office of Orphan Drug Products at the FDA; and

         o a trial for the treatment of metastatic renal cell carcinoma funded by us.

         In November 1999, we assumed ownership of the institutional INDs for AroplatinTM and will begin conducting our own clinical development programs for this product. AroplatinTM has been designated an orphan drug for the treatment of malignant mesothelioma by the FDA.

         AroplatinTM is covered by a series of patents and a patent application, licensed exclusively to us by M.D. Anderson, relating to hydrophobic cis-platinum complexes and to stable liposomal formulations of the lipophilic platinum compounds. Hydrophobic or lipophilic means reduced solubility in water, and refers to cis-platinum complexes which are platinum molecules joined at different positions. The claims of these patents are drawn to novel cis-platinum complexes having hydrophobic properties and possessing hydrocarbon substituents. Hydrocarbon substituents are molecules consisting of hydrogen and carbon. Formulations containing the novel platinum complexes entrapped in liposomes and exhibiting improved drug stability are included. The patents also cover anti-tumor compositions with these stable cis-platinum complexes containing liposomes and methods of using them to treat tumors. Claims to the product have been allowed by the European Patent Office. A patent application filed in the United States that may overlap claims included in the United States patents licensed to us is the subject of an ongoing interference proceeding in the United States Patent and Trademark Office challenging the validity of this patent. We cannot currently predict the outcome of this matter. See "-- Patents and Proprietary Rights."

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

         Relationship with The University of Texas M.D. Anderson Cancer Center

         We have two license agreements with M.D. Anderson which grant us exclusive rights to manufacture, use, market and sell products based upon certain technology developed at M.D. Anderson relating to the development of human monocyte or murine macrophage-derived cytotoxins which inhibit or destroy the proliferation of tumor cells, liposomal-encapsulated polyene antibiotics, except amphotericin B, liposomal-encapsulated anthracyclines, liposomal-encapsulated platinum derivatives and liposomal-encapsulated retinoids. Human monocyte or murine macrophage-derived cytotoxins refers to the source of the cytotoxins, which is either human or mouse-based. Nyotran(R), ATRAGEN(R), Annamycin and AroplatinTM are products derived from our relationship with M.D. Anderson.

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

         The raw materials required for the majority of our products are currently available in quantities sufficient to conduct our research, development, preclinical safety and clinical development activities. Certain of our products, such as Annamycin and AroplatinTM, are new syntheses and, therefore, are not yet available in commercial quantities. We cannot give assurance that the raw materials necessary for the manufacture of our products will be available in sufficient quantities or at a reasonable cost. Complications or delays in obtaining raw materials or in product manufacturing could delay the submission of products for regulatory approval and the initiation of new development programs, which could materially impair our competitive position and potential profitability.

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

         We cannot give assurance that patents owned by or licensed to us will not be challenged by others. We could incur substantial costs in proceedings before the United States Patent and Trademark Office and other regulatory authorities, including interference proceedings. These proceedings could result in adverse decisions about the patentability of our inventions and products as well as about the enforceability, validity or scope of protection afforded by the patents. We are currently involved in an interference proceeding against Sumitomo Pharmaceuticals before the United States Patent and Trademark Office regarding the drug NDDP used in the formula of AroplatinTM. AroplatinTM consists of the liposomal formulation of the NDDP molecule. Both of the parties claim sole right to the invention. Sumitomo Pharmaceuticals is relying on a Japanese patent for priority. The interference was declared by an examiner to be between a currently pending United States patent application owned by Sumitomo Pharmaceuticals and certain issued patents licensed by us from M.D. Anderson. Should the Patent Office deem the Sumitomo Pharmaceuticals Japanese patent to be first in time over the date relating to our issued patents, our patents may be revoked or alternatively, some of the claims contained in these patents would be revoked. Under these circumstances, we would need to enter into a license agreement to obtain rights to NDDP in order to commercialize the product in the United States. There can be no assurance that we will be able to enter into a license on acceptable terms, if at all. See "-- Cancer -- AroplatinTM for Lung Cancer (Phase II) and Renal Cell Carcinoma (Phase II)."

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

         Under the Orphan Drug Act, the FDA may grant "orphan drug" status to therapeutic agents intended to treat a "rare disease or condition," defined as a disease or condition that affects less than 200,000 persons in the United States. Orphan drug status grants the sponsor tax credits for the amounts expended on clinical trials, provided that certain conditions are met, as well as potential marketing exclusivity for four to seven years following approval of the pertinent NDA. We received orphan drug status for ATRAGEN(R) in 1993 for the treatment of acute and chronic leukemia. We received orphan drug status for AroplatinTM in 1999 for the treatment of malignant mesothelioma. We may request this status for more of our products as part of our overall regulatory strategy. There is no assurance, however, that any of our other products will receive orphan drug status or that the benefits of protection currently afforded by orphan drug status will remain in effect. In addition, any party may obtain orphan drug status with respect to products for which patent protection has expired or is otherwise unavailable. The first party granted marketing approval could prevent other persons from commercializing that product during the period for which exclusivity was granted to that party. Exclusivity granted under the Orphan Drug Act is typically for a seven year period.

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

We Will Require Future Capital and Are Uncertain of the Availability or Terms of Additional Funding, Which May Lead to Bankruptcy if Funding Becomes Unavailable, or Dilution or other Adverse Effects to the Value of Our Shares or Our Shareholders' Rights Even if Funding is Available

         We will continue to require substantial additional funds for our operations. We believe that we can conserve our existing financial resources to satisfy our capital and operating requirements into mid 2001. In the future, we may need to raise substantial additional capital to fund operations. It is possible that changes in research and development plans, acquisitions or other events will require us to make unexpected large future expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products

         Before approving a drug for commercial sale as a treatment for a disease, the FDA and other regulatory authorities generally require that the safety and efficacy of a drug be demonstrated in humans. This is provided by showing results from adequate and well-controlled clinical trials in which the drug is used to treat patients suffering from the disease. We cannot predict whether our clinical trials will adequately demonstrate the drug's safety and efficacy or whether the FDA or other regulatory authority will agree with the sufficiency of the trial results. If our clinical trials do not demonstrate the safety or efficacy of our products, or if we otherwise fail to obtain regulatory approval for our products, we will not be able to generate revenues from the commercial sale of our products. See " Business -- Government Regulation."

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

Our Products Must Obtain Regulatory Approval In Other Countries Which Delay or Prohibit Sales

         We and licensees of our products must obtain regulatory approvals in countries other than the United States before marketing products in those countries. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we or our licensees may obtain regulatory approval for a product in a particular country, but then be subject to price regulation that prevents the sale of the product at satisfactory prices. See " Business -- Government Regulation."

We Experience a Substantial Degree of Uncertainty Relating to Patents that, if Determined to be Unenforceable, Could Result in the Loss of the Patent or Claims Against Us

         Our success will depend to a large extent on our ability to:

         o obtain United States and foreign patent protection for drug candidates and processes,
         o        preserve trade secrets, and
         o operate without infringing the proprietary rights of third parties.

         Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under these patents are still developing. As a result, our ability to obtain and enforce patents that protect our products is uncertain and involves complex legal and factual questions.

         We also cannot be completely sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for such inventions. Furthermore, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Existing or future patents may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. We cannot assure that any of our rights under any issued patents will provide sufficient protection against competitive products or otherwise cover commercially valuable products or processes. We may not have identified all United States and foreign patents that pose a risk of infringement. We are also currently involved in certain interference proceedings relating to AroplatinTM. See " Business -- Patents and Proprietary Rights."

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

Our Products Require Materials that May Not Be Readily Available or Cost Effective, which May Adversely Affect Our Competitive Position or Profitability

         Some of our products, such as Annamycin and AroplatinTM, are new syntheses and are not yet available in commercial quantities. Raw materials necessary for the manufacture of these and other of our products may not be available in sufficient quantities or at a reasonable cost in the future. Complications or delays in obtaining raw materials or in product manufacturing could delay the submission of products for regulatory approval and the initiation of new development programs, which could materially impair our competitive position and potential profitability. See "Business -- Manufacturing."

We Have No Experience In Sales, Marketing and Distribution and Rely on Third Parties, which May Result in Lower Sales, Higher Costs or Lower Profit Margins

         We anticipate relying on one or more pharmaceutical companies to market our products to customers, and, wherever possible, to retain co-marketing rights in certain markets such as the United States and Canada. Agreements have already been entered into with Abbott and Grupo Ferrer for distribution of Nyotran(R). We have retained co-marketing rights under the Abbott agreement for a limited period of time. See "Business -- Collaborative Agreements." To the extent that we use distribution arrangements with third parties to market products, our ability to generate revenues and profits will depend upon the efforts of these third parties.

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


YEAR ENDED DECEMBER 31, 1998:                                                           HIGH               LOW
                                                                               ------------------ ------------
1st Quarter                                                                    $        4 3/4      $        3
2nd Quarter                                                                             4 7/8               3 1/16
3rd Quarter                                                                             4                   2
4th Quarter                                                                             4 3/4               1 11/16

YEAR ENDED DECEMBER 31, 1999:
1st Quarter                                                                    $        3 1/8      $        1 15/16
2nd Quarter                                                                             7 1/8               2 11/16
3rd Quarter                                                                             7 1/16              3 3/8
4th Quarter                                                                             4                   2 9/16

YEAR ENDED DECEMBER 31, 2000:
1st Quarter (Through March 24, 2000)                                           $        5 1/4      $        2 3/4



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


                                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------------
                                                               1995        1996       1997        1998        1999
                                                               ----        ----       ----        ----        ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Research and development grants
     and contracts .......................................   $  1,248    $  2,670    $    841    $  6,737    $ 11,052
  Interest income ........................................        452       1,692       2,059       1,265       1,330
                                                             --------    --------    --------    --------    --------
     Total revenues ......................................      1,700       4,362       2,900       8,002      12,382
Expenses:
  Research and development ...............................      8,347      10,357      13,993      22,793      21,494
  Purchase of in-process research
     and development .....................................      8,383         242       3,000          --          --
  Selling, general and administrative ....................      2,215       1,620       2,641       3,354       4,652
  Interest expense and other .............................        184         173         257          86         330
                                                             --------    --------    --------    --------    --------
     Total expenses ......................................     19,129      12,392      19,891      26,233      26,476
                                                             --------    --------    --------    --------    --------
Net loss .................................................   $(17,429)   $ (8,030)   $(16,991)   $(18,231)   $(14,094)
                                                             ========    ========    ========    ========    ========
Basic and diluted loss per share .........................   $  (2.69)   $  (0.62)   $  (1.14)   $  (1.17)   $  (0.65)
                                                             ========    ========    ========    ========    ========
Weighted average shares used in
  computing  basic  and  diluted  loss per
  share ..................................................      6,488      13,048      14,896      15,571      21,727


                                                                          YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------------------
                                                         1995         1996          1997        1998         1999
                                                         ----         ----          ----        ----         ----
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-
   term and long-term investments ..................   $  12,015    $  41,388    $  29,954    $  20,390    $  20,252
Total assets .......................................      15,530       44,281       32,125       23,045       22,734
Total long-term obligations ........................       1,574          146            6        1,012        3,517
Deficit accumulated during
   development stage ...............................     (44,183)     (52,213)     (69,204)     (87,435)    (101,529)
Total stockholders' equity .........................      11,994       40,477       27,379       13,610       14,731

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

         Our ability to commercialize the products acquired is affected by several risks. These risks include:

         o        the successful filing and acceptance by the FDA of any IND's;
         o        the completion of all stages of clinical trials;
         o        the submission of data for the approval of any NDA's,
                  including the demonstration of safety and efficacy;
         o        the ability to enter into collaborative arrangements to fund the future development of the acquired products; and
         o        the ability to manufacture the acquired products. See
                  "Business."

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

         We believe that we can conserve our existing financial resources to satisfy our capital and operating requirements into mid 2001. In the future, we may need to raise substantial additional capital to fund our operations.

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

  EXHIBIT
  NUMBER                               EXHIBIT
  ------                               -------

10.5* Fourth Amendment to Registration Rights Agreement dated January 20, 1994, among Aronex Pharmaceuticals * and certain of its stockholders.

10.6+ Amended and Restated 1989 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the June + 1997 Form 10-Q).

10.7+ Amended and Restated 1993 Non-Employee Director Stock Option Plan (incorporated by reference to + Exhibit 10.2 to the June 1997 Form 10-Q).

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

10.15 Technology Transfer Agreement dated July 18, 1989, among Triplex Pharmaceutical Corporation and Baylor 10.15 College of Medicine, BCM Technologies, Inc., Michael Edward Hogan and Donald Joseph Kessler (incorporated by reference to Exhibit 10.61 to Aronex Pharmaceuticals' Registration Statement on Form S-4 (No. 33-91584) dated July 24, 1995 (the "Merger Registration Statement")).

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


10.18* Common Stock Purchase Warrant dated June 28, 1993 from Aronex Pharmaceuticals in favor of GATX Capital Corporation.

  EXHIBIT
  NUMBER                             EXHIBIT
  ------                             -------

10.19* Common Stock Purchase Warrant dated March 21, 1994 from Aronex Pharmaceuticals in favor of GATX Capital Corporation.

10.20* Common Stock Purchase Warrant dated June 28, 1993 from Aronex Pharmaceuticals in favor of MM Ventures.

10.21* Common Stock Purchase Warrant dated March 21, 1994 from Aronex Pharmaceuticals in favor of MM Ventures.

10.22 Amendment No. 2 to License and Development Agreement dated September 10, 1996, between Aronex 10.22 Pharmaceuticals and Genzyme Corporation (incorporated by reference to Exhibit 10.1 to Aronex Pharmaceuticals' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (the "September 1996 Form 10-Q")).

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

10.44 Common Stock Purchase Warrant for 50,000 shares of Common Stock of Aronex Pharmaceuticals, Inc. issued 10.44 in the name of Genzyme Corporation (incorporated by reference to Exhibit 10.3 to the June 4, 1999 8-K).

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

23.1+++  Consent of Arthur Andersen LLP.

24.1 Power of attorney (included on the signature page of this Registration Statement).

----------------------
*   Filed with 10-K.
+   Management Contract or Compensatory Plan.
++ Portions of this exhibit have been omitted based upon a request for confidential treatment pursuant to Rule 24b- 2g of the Exchange Act. Such omitted portions have been filed separately with the Commission.
+++ Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARONEX PHARMACEUTICALS, INC.

  Dated: April 4, 2000                      By: /s/ GEOFFREY F. COX
                                               ---------------------------------
                                               Geoffrey F. Cox
                                               Chief Executive Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 PAGE
                                                                                                 ----

Report of Independent Public Accountants .........................................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999......................................F-3

Consolidated Statements of Operations for the Years ended December 31, 1997,
          1998 and 1999, and the Period from Inception (June 13, 1986) through
          December 31, 1999.......................................................................F-4

Consolidated Statements of Comprehensive Income for the Years ended December 31, 1997,
          1998 and 1999...........................................................................F-4

Consolidated Statements of Stockholders' Equity for the Period from Inception (June 13, 1986)
          through December 31, 1999...............................................................F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 1997,
          1998 and 1999, and the Period from Inception (June 13, 1986) through
          December 31, 1999.......................................................................F-11

Notes to Consolidated Financial Statements........................................................F-12

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


ARTHUR ANDERSEN LLP


Houston, Texas
February 18, 2000, (except for
the matter discussed in Note 14,
as to which the date is April 4,
2000).

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                                              DECEMBER 31,
                                                                                        ----------------------
                                                                                           1998         1999
                                                                                        ---------    ---------
Current assets:
         Cash and cash equivalents ..................................................   $  11,338    $  11,528
         Short-term investments .....................................................       7,757        7,804
         Accounts receivable ........................................................         132           --
         Prepaid expenses and other assets ..........................................         260          453
                                                                                        ---------    ---------
                  Total current assets ..............................................      19,487       19,785
Long-term investments ...............................................................       1,295          920
Furniture, equipment and leasehold improvements, net of accumulated
         depreciation of $2,839 and $3,450, respectively ............................       2,263        2,029
                                                                                        ---------    ---------
                  Total assets ......................................................   $  23,045    $  22,734
                                                                                        =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable and accrued expenses ......................................   $   5,319    $   3,502
         Accrued payroll ............................................................         885          644
         Advance from Genzyme .......................................................       2,000           --
         Current portion of notes payable ...........................................         219          340
                                                                                        ---------    ---------
                  Total current liabilities .........................................       8,423        4,486
Long-term liabilities:
         Notes payable, net of current portion ......................................       1,012        3,517
                                                                                        ---------    ---------
                  Total long-term obligations .......................................       1,012        3,517
Commitments and contingencies
Stockholders' equity:
         Preferred stock $.001 par value, 5,000,000 shares authorized,
                  none issued and outstanding .......................................          --           --
         Common stock $.001 par value, 40,000,000 shares authorized, 16,379,309
                  and 22,853,782 shares issued and outstanding, respectively ........          16           23
         Additional paid-in capital .................................................     100,654      113,262
         Common stock warrants ......................................................          50          908
         Treasury stock .............................................................         (11)         (11)
         Deferred compensation ......................................................        (380)         (69)
         Unrealized gain on securities available-for-sale ...........................         716        2,147
         Deficit accumulated during development stage ...............................     (87,435)    (101,529)
                                                                                        ---------    ---------
                  Total stockholders' equity ........................................      13,610       14,731
                                                                                        ---------    ---------
         Total liabilities and stockholders' equity .................................   $  23,045    $  22,734
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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                    PERIOD FROM
                                                   YEARS ENDED DECEMBER 31,      INCEPTION (JUNE 13,
                                            ----------------------------------     1986) THROUGH
                                               1997        1998         1999     DECEMBER 31, 1999
                                            ---------    ---------    ---------  -----------------
Revenues:
   Interest income ......................   $   2,059    $   1,265    $   1,330    $   8,176
   Research and development grants
       and contracts ....................         841        6,737       11,052       22,839
                                            ---------    ---------    ---------    ---------
           Total revenues ...............       2,900        8,002       12,382       31,015
                                            ---------    ---------    ---------    ---------
Expenses:

   Research and development .............      13,993       22,793       21,494       97,422
   Purchase of in-process research
       and development ..................       3,000           --           --       11,625
   General and administrative ...........       2,641        3,354        4,652       21,810
   Interest expense and other ...........         257           86          330        1,687
                                            ---------    ---------    ---------    ---------
           Total expenses ...............      19,891       26,233       26,476      132,544
                                            ---------    ---------    ---------    ---------
Net loss ................................   $ (16,991)   $ (18,231)   $ (14,094)   $(101,529)
                                            =========    =========    =========    =========
Basic and diluted loss per share ........   $   (1.14)   $   (1.17)   $   (0.65)
                                            =========    =========    =========
Weighted average shares used in
   computing basic and diluted loss per
   share ................................      14,896       15,571       21,727
                                            =========    =========    =========


                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)


Comprehensive income:
         Net loss ...........................   $ (16,991)   $ (18,231)   $ (14,094)   $(101,529)
         Unrealized gain (loss) on
            securities available for sale ...         (12)         803        1,431        2,147
                                                ---------    ---------    ---------    ---------
Comprehensive income ........................   $ (17,003)   $ (17,428)   $ (12,663)   $ (99,382)
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


                                                                            ADDITIONAL    COMMON
                                                       COMMON STOCK          PAID-IN       STOCK       TREASURY
                                                    SHARES      AMOUNT       CAPITAL      WARRANTS      STOCK
                                                  ----------   ----------   ----------   ----------   ----------


Sale of Common Stock for cash, August
    through December 1986
             ($1.6396 per share) ..............      183,334   $       --   $      301   $       --   $       --
Issuance of Common Stock for license
   agreement rights, October 1986 ($.006
   per share) .................................       60,606           --            1           --           --
Net loss ......................................           --           --           --           --           --
                                                  ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1986 ..................      243,940           --          302           --           --
Issuance of Common Stock in exchange for
   8% convertible notes, May 1987 ($3.30
         per share) ...........................       90,909            1          299           --           --
Net loss ......................................           --           --           --           --           --
                                                  ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1987 ..................      334,849            1          601           --           --
Warrants issued to purchase 11,364 shares
      of Common  Stock ........................           --           --           --           --           --
Issuance of Common Stock for cash, September
and December 1988 ($.066 per share) ...........      130,303           --            8           --           --
Net loss ......................................           --           --           --           --           --
                                                  ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1988 ..................      465,152            1          609           --           --
Issuance of Common Stock for cash, July
         and August 1989 ($.066 per share) ....      158,182           --           10           --           --
Issuance of Common Stock for cash, August
         1989 ($3.63 per share) ...............    1,220,386            1        4,429           --           --
Issuance of Common Stock for key man life
insurance policies, December 1989 ($3.63) .....        3,862           --           14           --           --
Net loss ......................................           --           --           --           --           --
                                                  ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1989 ..................    1,847,582   $        2   $    5,062     $     --   $       --



                                                               UNREALIZED     DEFICIT
                                                              GAIN (LOSS)   ACCUMULATED
                                                             ON SECURITIES    DURING        TOTAL
                                                   DEFERRED    AVAILABLE    DEVELOPMENT  STOCKHOLDERS'
                                                 COMPENSATION  FOR SALE       STAGE         EQUITY
                                                  ----------   ----------   ----------    ----------
Sale of Common Stock for cash, August
    through December 1986
             ($1.6396 per share) ..............   $       --   $       --   $       --    $      301
Issuance of Common Stock for license
   agreement rights, October 1986 ($.006
   per share) .................................           --           --           --             1
Net loss ......................................           --           --          (40)          (40)
                                                  ----------   ----------   ----------    ----------
Balance at December 31, 1986 ..................           --           --          (40)          262
Issuance of Common Stock in exchange for
   8% convertible notes, May 1987 ($3.30
         per share) ...........................           --           --           --           300
Net loss ......................................           --           --         (216)         (216)
                                                  ----------   ----------   ----------    ----------
Balance at December 31, 1987 ..................           --           --         (256)          346
Warrants issued to purchase 11,364 shares
      of Common  Stock ........................           --           --           --            --
Issuance of Common Stock for cash, September
and December 1988 ($.066 per share) ...........           --           --           --             8
Net loss ......................................           --           --         (832)         (832)
                                                  ----------   ----------   ----------    ----------
Balance at December 31, 1988 ..................           --           --       (1,088)         (478)
Issuance of Common Stock for cash, July
         and August 1989 ($.066 per share) ....           --           --           --            10
Issuance of Common Stock for cash, August
         1989 ($3.63 per share) ...............           --           --           --         4,430
Issuance of Common Stock for key man life
insurance policies, December 1989 ($3.63) .....           --           --           --            14
Net loss ......................................           --           --         (942)         (942)
                                                  ----------   ----------   ----------    ----------
Balance at December 31, 1989 ..................   $       --   $       --   $   (2,030)   $    3,034






                                                        (continued on next page)
                                       F-5

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
         PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1999
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                      ADDITIONAL       COMMON
                                                              COMMON STOCK             PAID-IN         STOCK            TREASURY
                                                         SHARES         AMOUNT         CAPITAL         WARRANTS         STOCK
                                                     -------------   -------------   -------------   -------------   -------------

Balance at December 31, 1989 .....................       1,847,582   $           2   $       5,062   $         --    $          --
Stock options exercised January 1990 ($.66
          per share) .............................              30              --              --              --              --
Warrants issued to purchase 9,914 shares
         of Common Stock .........................              --              --              --              --              --
Net loss .........................................              --              --              --              --              --
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1990 .....................       1,847,612               2           5,062              --              --
Stock options exercised, May 1991 ($.66
         per share) ..............................              75              --              --              --              --
Issuance of Common Stock for cash and notes
   payable including accrued interest of
   $96,505, October 1991 ($7.26 per share) .......         596,095              --           4,328              --              --
Deferred compensation relating to certain
         stock options ...........................              --              --             326              --              --
Compensation expense related to stock options ....              --              --              --              --              --
Net loss .........................................              --              --              --              --              --
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1991 .....................       2,443,782               2           9,716              --              --
Stock options exercised, January, April,
     May, October and December 1992 ($.66 per
     share) ......................................          37,198              --              24              --              --
Stock warrants exercised April, May and
     August 1992 ($3.63 per share) ...............          11,364              --              41              --              --
Issuance of Common Stock for cash in initial
     public offering, July 1992 ($14.00 per
     share) ......................................         850,000               1          10,659              --              --
Deferred compensation relating to certain
         stock options ...........................              --              --           1,644              --              --
Compensation expense related to stock options ....              --              --              --              --              --
Net loss .........................................              --              --              --              --              --
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1992 .....................       3,342,344   $           3   $      22,084   $          --   $          --


                                                                          UNREALIZED       DEFICIT
                                                                         GAIN (LOSS)     ACCUMULATED
                                                                        ON SECURITIES      DURING            TOTAL
                                                          DEFERRED        AVAILABLE      DEVELOPMENT     STOCKHOLDERS'
                                                       COMPENSATION        FOR SALE         STAGE           EQUITY
                                                       -------------    -------------   -------------    -------------

Balance at December 31, 1989 .....................     $          --    $          --   $      (2,030)   $       3,034
Stock options exercised January 1990 ($.66
          per share) .............................                --               --              --               --
Warrants issued to purchase 9,914 shares
         of Common Stock .........................                --               --              --               --
Net loss .........................................                --               --          (1,825)          (1,825)
                                                       -------------    -------------   -------------    -------------
Balance at December 31, 1990 .....................                --               --          (3,855)           1,209
Stock options exercised, May 1991 ($.66
         per share) ..............................                --               --              --               --
Issuance of Common Stock for cash and notes
   payable including accrued interest of
   $96,505, October 1991 ($7.26 per share) .......                --               --              --            4,328
Deferred compensation relating to certain
         stock options ...........................              (326)              --              --               --
Compensation expense related to stock options ....               138               --              --              138
Net loss .........................................                --               --          (2,914)          (2,914)
                                                       -------------    -------------   -------------    -------------
Balance at December 31, 1991 .....................              (188)              --          (6,769)           2,761
Stock options exercised, January, April,
     May, October and December 1992 ($.66 per
     share) ......................................                --               --              --               24
Stock warrants exercised April, May and
     August 1992 ($3.63 per share) ...............                --               --              --               41
Issuance of Common Stock for cash in initial
     public offering, July 1992 ($14.00 per
     share) ......................................                --               --              --           10,660
Deferred compensation relating to certain
         stock options ...........................            (1,644)              --              --               --
Compensation expense related to stock options ....               460               --              --              460
Net loss .........................................                --               --          (4,708)          (4,708)
                                                       -------------    -------------   -------------    -------------
Balance at December 31, 1992 .....................     $      (1,372)   $          --   $     (11,477)   $       9,238




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


                                                                                      ADDITIONAL       COMMON
                                                              COMMON STOCK             PAID-IN          STOCK          TREASURY
                                                         SHARES         AMOUNT         CAPITAL         WARRANTS          STOCK
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1992 .....................       3,342,344   $           3   $      22,084   $          --   $          --
Issuance of Common Stock for compensation ........           5,000              --              51              --              --
Warrants issued to purchase 50,172 shares
    of Common Stock ..............................              --              --              --              --              --
Stock options exercised, February and
    November 1993 ($.66) per share ...............          14,465              --               9              --              --
Issuance of Common Stock for cash,
    September 1993 ($14.00 per share) ............         357,143              --           4,538              --              --
Issuance of Common Stock for cash in
    secondary public offering November &
    December 1993 ($9.00 per share) ..............       1,402,250               2          11,462              --              --
Compensation expense related to stock options ....              --              --              --              --              --
Net loss .........................................              --              --              --              --              --
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1993 .....................       5,121,202               5          38,144              --              --
Deferred compensation relating to certain
    stock options ................................              --              --              66              --              --
Stock options exercised, January through
October 1994 ($.66 per share) ....................          15,111              --              10              --              --
Warrants issued to purchase 537 shares of
    Common Stock .................................              --              --              --              --              --
Issuance of additional shares of Common
    Stock pursuant to collaborative
    agreement (see Note 6) .......................          66,163              --              --              --              --
Compensation expense related to stock options ....              --              --              --              --              --
Unrealized loss on available-for-sale
    securities ...................................              --              --              --              --              --
Net loss .........................................              --              --              --              --              --
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1994 .....................       5,202,476   $           5   $      38,220      $       --      $       --


                                                                       UNREALIZED        DEFICIT
                                                                       GAIN (LOSS)     ACCUMULATED
                                                                      ON SECURITIES      DURING            TOTAL
                                                         DEFERRED       AVAILABLE      DEVELOPMENT      STOCKHOLDERS'
                                                       COMPENSATION      FOR SALE         STAGE            EQUITY
                                                      -------------    -------------   -------------    -------------
Balance at December 31, 1992 .....................    $      (1,372)   $          --   $     (11,477)   $       9,238
Issuance of Common Stock for compensation ........               --               --              --               51
Warrants issued to purchase 50,172 shares
    of Common Stock ..............................               --               --              --               --
Stock options exercised, February and
    November 1993 ($.66) per share ...............               --               --              --                9
Issuance of Common Stock for cash,
    September 1993 ($14.00 per share) ............               --               --              --            4,538
Issuance of Common Stock for cash in
    secondary public offering November &
    December 1993 ($9.00 per share) ..............               --               --              --           11,464
Compensation expense related to stock options ....              396               --              --              396
Net loss .........................................               --               --          (6,225)          (6,225)
                                                      -------------    -------------   -------------    -------------
Balance at December 31, 1993 .....................             (976)              --         (17,702)          19,471
Deferred compensation relating to certain
    stock options ................................              (66)              --              --               --
Stock options exercised, January through
October 1994 ($.66 per share) ....................               --               --              --               10
Warrants issued to purchase 537 shares of
    Common Stock .................................               --               --              --               --
Issuance of additional shares of Common
    Stock pursuant to collaborative
    agreement (see Note 6) .......................               --               --              --               --
Compensation expense related to stock options ....              546               --              --              546
Unrealized loss on available-for-sale
    securities ...................................               --             (315)             --             (315)
Net loss .........................................               --               --          (9,052)          (9,052)
                                                      -------------    -------------   -------------    -------------
Balance at December 31, 1994 .....................    $        (496)   $        (315)  $     (26,754)   $      10,660




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


                                                                                      ADDITIONAL       COMMON
                                                              COMMON STOCK             PAID-IN         STOCK            TREASURY
                                                         SHARES         AMOUNT         CAPITAL         WARRANTS         STOCK
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1994 .....................       5,202,476   $           5   $      38,220       $      --      $       --
Deferred compensation relating to certain
   stock options .................................              --              --           1,380              --              --
Stock options exercised, January through
   December 1995 ($.66 per share) ................          36,958              --              24              --              --
Issuance of Common Stock and warrants
   pursuant to merger agreements
   (see Note 4) ..................................       3,868,436               4          11,111           2,844              --
Warrants exercised ($4.50 per share) .............         705,614               1           3,402            (226)             --

Issuance of Common Stock pursuant to
settlement agreement (see Note 6) ................         531,552              --           2,046          (1,130)             --
Issuance of Common Stock for services
   rendered ......................................          37,500              --             159              --              --
Treasury stock purchased ($4.42 per share) .......          (2,480)             --              --              --             (11)
Compensation expense related to stock
   options .......................................              --              --              --              --              --
Unrealized gain on available-for-sale
   securities ....................................              --              --              --              --              --
Net loss .........................................              --              --              --              --              --
                                                     -------------   -------------   -------------   -------------   -------------

Balance at December 31, 1995 .....................      10,380,056   $          10   $      56,342   $       1,488   $         (11)
                                                     -------------   -------------   -------------   -------------   -------------

                                                                       UNREALIZED        DEFICIT
                                                                       GAIN (LOSS)     ACCUMULATED
                                                                      ON SECURITIES      DURING            TOTAL
                                                       DEFERRED         AVAILABLE      DEVELOPMENT      STOCKHOLDERS'
                                                     COMPENSATION        FOR SALE         STAGE            EQUITY
                                                     -------------    -------------   -------------    -------------
Balance at December 31, 1994 .....................   $        (496)   $        (315)  $     (26,754)   $      10,660
Deferred compensation relating to certain
   stock options .................................          (1,380)              --              --               --
Stock options exercised, January through
   December 1995 ($.66 per share) ................              --               --              --               24
Issuance of Common Stock and warrants
   pursuant to merger agreements
   (see Note 4) ..................................              --               --              --           13,959
Warrants exercised ($4.50 per share) .............              --               --              --            3,177
Issuance of Common Stock pursuant to
settlement agreement (see Note 6) ................              --               --              --              916
Issuance of Common Stock for services
   rendered ......................................              --               --              --              159
Treasury stock purchased ($4.42 per share) .......              --               --              --              (11)
Compensation expense related to stock
   options .......................................             340               --              --              340
Unrealized gain on available-for-sale
   securities ....................................              --              199              --              199
Net loss .........................................              --               --   $     (17,429)   $     (17,429)
                                                     -------------    -------------   -------------    -------------
Balance at December 31, 1995 .....................   $      (1,536)   $        (116)  $     (44,183)   $      11,994
                                                     -------------    -------------   -------------    -------------



                                                        (continued on next page)
                                      F-8

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
         PERIOD FROM INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 1999
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      ADDITIONAL       COMMON
                                                              COMMON STOCK             PAID-IN         STOCK            TREASURY
                                                         SHARES         AMOUNT         CAPITAL         WARRANTS         STOCK
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1995 .....................      10,380,056   $          10   $      56,342   $       1,488   $         (11)
Warrants redeemed January 1996 ...................              --              --             269            (269)             --
Deferred compensation relating to certain
     stock options ...............................              --              --             966              --              --
Issuance of Common Stock for cash in
     secondary public offering, March &
     April 1996 ($10.00 per share) ...............       3,450,000               4          32,073              --              --
Stock options exercised, January through
     December 1996 ($.04-$9.50 per share) ........         106,041              --             343              --              --
Warrants exercised January through December
     1996 ($4.50-$12.00 per share) ...............         622,428               1           3,528            (194)             --
Issuance of Common Stock pursuant to
     settlement agreements .......................          38,722              --             221             (57)             --
Compensation expense related to stock options ....              --              --              --              --              --
Unrealized gain on available-for-sale
     securities ..................................              --              --              --              --              --
Net loss .........................................              --              --              --              --              --
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1996 .....................      14,597,247              15          93,742             968             (11)
Warrants exercised February and March 1997
         ($8.00 per share) .......................           3,499              --              28              (1)             --
Reversal of deferred compensation relating
          to forfeited stock options .............              --              --            (578)             --              --
Issuance of Common Stock for services ............          22,278              --             130              --              --
Stock options exercised, January through
         December 1997 ($.04-$5.50 per share) ....         128,278              --             215              --              --
Stock purchased-employee stock purchase
plan, June and December 1997 ($3.31
         and $3.19 per share) ....................          21,392              --              69              --              --
Issuance of Common Stock pursuant to
         contingent stock agreement ..............         686,472              --           3,000              --              --
Compensation expense related to stock options ....              --              --              --              --              --
Unrealized loss on securities ....................              --              --              --              --              --
available-for-sale
Net loss .........................................              --              --              --              --              --
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1997 .....................      15,459,166   $          15   $      96,606   $         967   $         (11)


                                                                        UNREALIZED       DEFICIT
                                                                        GAIN (LOSS)    ACCUMULATED
                                                                      ON SECURITIES       DURING             TOTAL
                                                        DEFERRED        AVAILABLE       DEVELOPMENT      STOCKHOLDERS'
                                                      COMPENSATION       FOR SALE          STAGE            EQUITY
                                                      -------------    -------------   -------------    -------------
Balance at December 31, 1995 .....................    $      (1,536)   $        (116)  $     (44,183)   $     (11,994)
Warrants redeemed January 1996 ...................               --               --              --
Deferred compensation relating to certain
     stock options ...............................             (966)              --              --               --
Issuance of Common Stock for cash in
     secondary public offering, March &
     April 1996 ($10.00 per share) ...............               --               --              --           32,077
Stock options exercised, January through
     December 1996 ($.04-$9.50 per share) ........               --               --              --              343
Warrants exercised January through December
     1996 ($4.50-$12.00 per share) ...............               --               --              --            3,335
Issuance of Common Stock pursuant to
     settlement agreements .......................               --               --              --              164
Compensation expense related to stock options ....              553               --              --              553
Unrealized gain on available-for-sale
     securities ..................................               --               41              --               41
Net loss .........................................               --               --          (8,030)          (8,030)
                                                      -------------    -------------   -------------    -------------
Balance at December 31, 1996 .....................           (1,949)             (75)        (52,213)          40,477
Warrants exercised February and March 1997
         ($8.00 per share) .......................               --               --              --               27
Reversal of deferred compensation relating
          to forfeited stock options .............              578               --              --               --
Issuance of Common Stock for services ............               --               --              --              130
Stock options exercised, January through
         December 1997 ($.04-$5.50 per share) ....               --               --              --              215
Stock purchased-employee stock purchase
plan, June and December 1997 ($3.31
         and $3.19 per share) ....................               --               --              --               69
Issuance of Common Stock pursuant to
         contingent stock agreement ..............               --               --              --            3,000
Compensation expense related to stock options ....              464               --              --              464
Unrealized loss on securities ....................               --              (12)             --              (12)
available-for-sale
Net loss .........................................               --               --         (16,991)         (16,991)
                                                      -------------    -------------   -------------    -------------
Balance at December 31, 1997 .....................    $        (907)   $         (87)  $     (69,204)   $      27,379



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

                                                                                      ADDITIONAL       COMMON
                                                              COMMON STOCK             PAID-IN         STOCK            TREASURY
                                                         SHARES         AMOUNT         CAPITAL         WARRANTS          STOCK
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1997 .....................      15,459,166   $          15   $      96,606   $         967   $         (11)
Reversal of deferred compensation relating
   to forfeited stock options ....................              --              --             (28)             --              --
Issuance of Common Stock for services ............          23,494              --              76              --              --
Warrants expired June 1998 .......................              --              --             917            (917)             --
Stock options exercised, January through
   December 1998 ($0.04 - $0.68 per share) .......          19,144              --               7              --              --
Issuance of shares through the employee
   stock purchase plan, June and December
   1998 ($3.35 and $1.70 per share) ..............          39,516              --              99              --              --
Issuance of shares for cash November 1998
   ($3.58 per share) .............................         837,989               1           2,977              --              --
Compensation expense related to stock options ....              --              --              --              --              --
Unrealized gain on securities available-for-sale .              --              --              --              --              --
Net loss .........................................              --              --              --              --              --
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1998 .....................      16,379,309   $          16   $     100,654   $          50   $         (11)
Reversal of deferred compensation relating
to forfeited stock options .......................              --              --             (30)             --              --
Issuance of Common Stock for cash in
    secondary public offering February 1999
    ($2.1875 per share) ..........................       6,000,000               6          11,683              --              --
Issuance of Common Stock for services ............         162,116              --             475              --              --
Issuance of Warrants to purchase 600,000 .........              --              --            (758)            758              --
    shares of Common Stock
Issuance of Warrants to purchase 50,000 ..........              --              --              --             150              --
    shares of Common Stock
Warrants expired December 1999 ...................              --              --              50             (50)             --
Stock options exercised, January through
    December 1999 ($0.22  - $4.75 per
    share) .......................................         241,339               1             869              --              --
Issuance of shares through the employee
    stock purchase plan, June and December
    1999 ($1.65 and $2.66 per share) .............          71,023              --             141              --              --
Compensation expense related to stock options ....              --              --             178              --              --
Unrealized gain on securities available-for-sale .              --              --              --              --              --
Net loss .........................................              --              --              --              --              --
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1999 .....................      22,853,782   $          23   $     113,262   $         908   $         (11)
                                                     =============   =============   =============   =============   =============


                                                                        UNREALIZED       DEFICIT
                                                                        GAIN (LOSS)    ACCUMULATED
                                                                      ON SECURITIES       DURING             TOTAL
                                                        DEFERRED        AVAILABLE       DEVELOPMENT      STOCKHOLDERS'
                                                      COMPENSATION       FOR SALE          STAGE             EQUITY
                                                      -------------    -------------   -------------    -------------
Balance at December 31, 1997 .....................    $        (907)   $         (87)  $     (69,204)   $      27,379
Reversal of deferred compensation relating
   to forfeited stock options ....................               28               --              --               --
Issuance of Common Stock for services ............               --               --              --               76
Warrants expired June 1998 .......................               --               --              --               --
Stock options exercised, January through
   December 1998 ($0.04 - $0.68 per share) .......               --               --              --                7
Issuance of shares through the employee
   stock purchase plan, June and December
   1998 ($3.35 and $1.70 per share) ..............               --               --              --               99
Issuance of shares for cash November 1998
   ($3.58 per share) .............................               --               --              --            2,978
Compensation expense related to stock options ....              499               --              --              499
Unrealized gain on securities available-for-sale .               --              803              --              803
Net loss .........................................               --               --         (18,231)         (18,231)
                                                      -------------    -------------   -------------    -------------
Balance at December 31, 1998 .....................    $        (380)   $         716   $     (87,435)   $      13,610
Reversal of deferred compensation relating
to forfeited stock options .......................               30               --              --               --
Issuance of Common Stock for cash in
    secondary public offering February 1999
    ($2.1875 per share) ..........................               --               --              --           11,689
Issuance of Common Stock for services ............               --               --              --              475
Issuance of Warrants to purchase 600,000 .........               --               --              --               --
    shares of Common Stock
Issuance of Warrants to purchase 50,000 ..........               --               --              --              150
    shares of Common Stock
Warrants expired December 1999 ...................               --               --              --               --
Stock options exercised, January through
    December 1999 ($0.22  - $4.75 per
    share) .......................................               --               --              --              870
Issuance of shares through the employee
    stock purchase plan, June and December
    1999 ($1.65 and $2.66 per share) .............               --               --              --              141
Compensation expense related to stock options ....              281               --              --              459
Unrealized gain on securities available-for-sale .               --            1,431              --            1,431
Net loss .........................................               --               --         (14,094)         (14,094)
                                                      -------------    -------------   -------------    -------------
Balance at December 31, 1999 .....................    $         (69)   $       2,147   $    (101,529)   $      14,731
                                                      =============    =============   =============    =============

       The accompanying notes are an integral part of these consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)



                                                                                                PERIOD FROM
                                                                                                 INCEPTION
                                                                                                 (JUNE 13,
                                                               YEARS ENDED DECEMBER 31,        1986) THROUGH
                                                          -----------------------------------    DECEMBER 31,
                                                            1997         1998         1999         1999
                                                          ---------    ---------    ---------    ---------
Cash flows from operating activities:
   Net loss ...........................................   $ (16,991)   $ (18,231)   $ (14,094)   $(101,529)
      Adjustments to reconcile net loss to net
        cash provided by (used in) operating
           activities
      Depreciation and amortization ...................       1,139          821          611        5,458
      Loss on disposal of assets ......................         200           --           --          200
   Compensation expense related to stock
      and stock options ...............................         594          547        1,084        4,867
   Charge for purchase of in-process research
      and development .................................       3,000           --           --       11,547
   Unrealized gain (loss) on investment ...............         (12)         803        1,431        2,147
   Acquisition costs, net of cash received ............          --           --           --         (270)
   Loss in affiliate ..................................          --           --           --          500
   Accrued interest payable converted to stock ........          --           --           --           97
Changes in assets and liabilities:
   (Decrease) increase in prepaid expenses and other
      assets ..........................................         189          214         (193)        (268)
   Decrease (increase) in accounts receivable .........         (22)         (32)         132           --
   Increase (decrease) in accounts payable and accrued
      expenses ........................................       1,214        3,673       (2,058)       4,073
   Decrease in deferred revenue .......................          --           --           --         (353)
                                                          ---------    ---------    ---------    ---------
   Net cash used in operating activities ..............     (10,689)     (12,205)     (13,087)     (73,531)

Cash flows from investing activities:
   Purchases of investments ...........................     (71,047)     (42,809)     (11,111)    (261,361)
   Sales of investments ...............................      80,331       61,682       11,439      258,372
   Purchase of furniture, equipment and leasehold
      improvements ....................................        (352)      (1,958)        (377)      (6,456)
   Proceeds from sale of assets .......................          54            9           --           63
   Decrease (increase) in deposits ....................        (490)         490           --           --
   Investment in affiliate ............................          --           --           --         (500)
                                                          ---------    ---------    ---------    ---------
   Net cash provided by (used in) investing activities        8,496       17,414          (49)      (9,882)

Cash flows from financing activities:
   Proceeds from notes payable ........................          --        1,369          927        6,968
   Repayment of notes payable and principal payments(1)
      under capital lease obligations .................        (272)        (353)        (301)      (3,112)
   Purchase of treasury stock .........................          --           --           --          (11)
   Proceeds from issuance of stock ....................         315        3,084       12,700       91,096
                                                          ---------    ---------    ---------    ---------
   Net cash provided by financing activities ..........          43        4,100       13,326       94,941
                                                          ---------    ---------    ---------    ---------
   Net increase (decrease) in cash and cash equivalents      (2,150)       9,309          190       11,528
   Cash and cash equivalents at beginning of period ...       4,179        2,029       11,338           --
                                                          ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period ............   $   2,029    $  11,338    $  11,528    $  11,528
                                                          =========    =========    =========    =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest ...........   $      57    $      81    $     273    $   1,139
                                                          ---------    ---------    ---------    ---------
Supplemental schedule of noncash financing activities:
   Conversion of notes payable and accrued interest
      to Common Stock .................................  $       --   $       --   $       --    $   3,043

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

         Aronex Pharmaceuticals is a development-stage company that has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of future revenues. In addition, we expect to continue to incur losses for the foreseeable future, and there can be no assurance that we will successfully complete the transition from a development-stage company to successful operations. The research and development activities we engage in involve a high degree of risk and uncertainty. Our ability to successfully develop, manufacture and market our proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. Our ability to develop these operations may be immensely impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform, third-party reimbursement and product liability exposure. Additionally, we are reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and our exclusive license agreements with The University of Texas M.D. Anderson Cancer Center. Further, during the period required to develop these products, we will require additional funds which may not be available to us. We believe that we can conserve our current cash resources to satisfy our funding needs into mid 2001. Accordingly, there can be no assurance of our future success. See "Business -- Additional Business Risks" in the Company's Form 10-K for the year ended December 31, 1999.

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

         Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. At December 31, 1999, short-term investments include held to maturity securities and available for sale securities. The held to maturity securities consist of high-grade commercial paper and United States Government backed securities with a carrying value of $5,658,000 which approximates fair market value and cost. Available for sale securities consist of Targeted Genetics Corporation ("Targeted Genetics") common stock (see Note 3) with an amortized cost of zero, a fair market value of $2,146,000 and a gross unrealized gain of $2,146,000. Long-term investments at December 31, 1999 are available for sale securities which are United States mortgage backed securities with maturity dates over the next twenty-three years that have an amortized cost of $920,000 which approximates fair market value and cost. We currently have no trading securities.

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

         A summary of furniture, equipment and leasehold improvements is as follows (in thousands):


                                                                     DECEMBER 31,
                                                               ----------------------
                                                                 1998          1999
                                                               ---------    ---------

 Office furniture and equipment ............................   $   1,034    $   1,136
 Laboratory equipment ......................................       3,285        3,460
 Leasehold improvements ....................................         783          883
                                                               ---------    ---------
                                                                   5,102        5,479
Less accumulated depreciation and amortization .............      (2,839)      (3,450)
                                                               ---------    ---------
Furniture, equipment and leasehold improvements, net .......   $   2,263    $   2,029
                                                               =========    =========


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


                                  YEAR ENDING
                                DECEMBER 31, NOTE             PAYABLE
                                -----------------        ---------------
                                     2000                $       340,000
                                     2001                        383,000
                                     2002                      2,810,000
                                     2003                        301,000
                                     2004                         23,000
                                                         ---------------
                                     Total               $     3,857,000
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

         A summary of stock option activity for the Plan follows:



                                                OPTIONS                          PRICE
                                              OUTSTANDING                       PER SHARE
                                             --------------                 ------------------
Balance at December 31, 1996 .............        1,119,149                 $   0.04 to $14.88
          Granted ........................        1,232,578                 $   4.06 to $ 8.88
          Exercised ......................         (150,556)                $   0.04 to $ 5.50
          Forfeited ......................         (240,454)                $   0.66 to $10.50
                                             --------------                 ------------------
    Balance at December 31, 1997 .........        1,960,717                 $   0.04 to $14.88
          Granted ........................          336,114                 $   2.06 to $ 4.63
          Exercised ......................          (42,638)                $   0.04 to $ 0.68
          Forfeited ......................          228,946)                $   3.88 to $14.88
                                             --------------                 ------------------
    Balance at December 31, 1998 .........        2,025,247                 $   0.04 to $14.88
          Granted ........................          404,605                 $   1.94 to $ 5.81
          Exercised ......................         (317,433)                $   0.22 to $ 4.75
          Forfeited ......................         (396,944)                $   0.04 to $14.88
                                             --------------                 ------------------
    Balance at December 31, 1999 .........        1,715,475                 $   0.16 to $11.50
                                             ==============                 ==================
    Exercisable at December 31, 1999 .....        1,098,352                 $   0.16 to $11.50
                                             ==============                 ==================


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

         A summary of stock option activity for the 1998 Plan follows:


                                               OPTIONS          PRICE
                                             OUTSTANDING      PER SHARE
                                             -----------   ----------------
     Balance at December 31, 1997 ........            --   $             --
          Granted ........................       370,000   $ 2.44 to $ 3.88
          Exercised ......................            --   $             --
          Forfeited ......................            --   $             --
                                             -----------   ----------------
     Balance at December 31, 1998 ........       370,000   $ 2.44 to $ 3.88
          Granted ........................       230,000   $           3.63
          Exercised ......................       (58,800)  $ 2.44 to $ 3.88
          Forfeited ......................      (143,200)  $           3.88
                                             -----------   ----------------

     Balance at December 31, 1999 ........       398,000   $ 3.63 to $ 3.88
                                             ===========   ================
     Exercisable at December 31, 1999 ....        78,172   $ 3.63 to $ 3.88
                                             ===========   ================

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

         A summary of stock option activity for the Director Plan follows:


                                                                        OPTIONS             PRICE
                                                                      OUTSTANDING          PER SHARE
                                                                   ----------------   ------------------
           Balance at December 31, 1996 .......                             200,000   $  5.50 to $  9.38
           Granted ............................                             167,500   $  4.25 to $ 11.00
           Exercised ..........................                                  --   $               --
                                                                   ----------------   ------------------
           Balance at December 31, 1997 .......                             367,500   $  4.25 to $ 11.00
           Granted                                                           62,500   $  2.00 to $  2.53
           Exercised                                                             --   $               --
                                                                   ----------------   ------------------
           Balance at December 31, 1998 .......                             430,000   $  2.00 to $ 11.00
           Granted ............................                             102,500   $  2.97 to $  3.13
           Exercised ..........................                                  --   $               --
           Forfeited ..........................                             (32,500)  $  5.50 to $  9.38
                                                                   ----------------   ------------------
           Balance at December 31, 1999........                             500,000   $  2.00 to $ 11.00
                                                                   ================   ==================
           Exercisable at December 31, 1999....                             478,125   $  2.00 to $ 11.00
                                                                   ================   ==================


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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         We account for these plans under APB Opinion No. 25, under which compensation expense was recorded. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("SFAS 123"), our net loss per share would have been increased to the following pro forma amounts:


                                                           YEAR ENDED
                                                           DECEMBER 31,
                                      -----------------------------------------------------
                                           1997                1998                1999
                                      ---------------    ---------------    ---------------
Net Loss:
  As reported .....................   $   (16,991,000)   $   (18,231,000)   $   (14,094,000)
                                      ===============    ===============    ===============
  Pro forma .......................   $   (19,129,000)   $   (19,598,000)   $   (15,567,000)
                                      ===============    ===============    ===============

Loss Per Share (basic and diluted):
  As reported .....................   $         (1.14)   $         (1.17)   $         (0.65)
                                      ===============    ===============    ===============
  Pro forma .......................   $         (1.28)   $         (1.26)   $         (0.72)
                                      ===============    ===============    ===============

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

         A summary of the status of our three stock option plans as of December 31, 1997, 1998 and 1999 and charges during the years ending on those dates is presented below:

                                            1997                       1998                      1999
------------------------------    ------------------------   ------------------------   ------------------------
                                                  WEIGHTED-                   WEIGHTED-                  WEIGHTED-
                                                  AVERAGE                     AVERAGE                    AVERAGE
                                                  EXERCISE                    EXERCISE                   EXERCISE
      FIXED OPTIONS                SHARES          PRICE       SHARES          PRICE      SHARES          PRICE
------------------------------    ----------    ----------   ----------    ----------   ----------    ----------
Balance at beginning of year ..    1,319,149    $     5.27    2,328,217    $     5.37    2,825,247    $     4.96
Granted .......................    1,400,078    $     4.99      768,614    $     3.52      737,105    $     3.30
Exercised .....................     (150,556)   $     1.43      (42,638)   $     0.39     (376,233)   $     3.27
Forfeited .....................     (240,454)   $     5.91     (228,946)   $     5.27     (572,644)   $     5.15
                                  ----------                 ----------                 ----------
Balance at end of year ........    2,328,217    $     5.37    2,825,247    $     4.96    2,613,475    $     4.69
                                  ==========                 ==========                 ==========
Options exercisable at year end      915,103    $     5.56    1,917,151    $     5.40    1,654,649    $     5.08
                                  ==========                 ==========                 ==========
Weighted-average fair value of
options granted during the year   $     4.02                 $     2.68                 $     2.24

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The following table summarizes information about stock options outstanding at December 31, 1999:


                                        OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     ------------------------------------------------------ -----------------------------------
                          NUMBER        WEIGHTED-AVERAGE                         NUMBER
   RANGE OF           OUTSTANDING AT       REMAINING      WEIGHTED-AVERAGE    EXERCISABLE AT   WEIGHTED-AVERAGE
EXERCISE PRICES      DECEMBER 31, 1999  CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 1999  EXERCISE PRICE
--------------       -----------------  -----------------  --------------   ------------------ ----------------
$0.16 - $  3.00               214,491          7.2          $        2.35            133,590        $    2.33
$3.01 - $  7.00             2,163,944          5.2          $        4.51          1,302,456        $    4.78
$7.01 - $ 11.50               235,040          4.3          $        8.52            218,603        $    8.53
                     ----------------                                       ----------------
                            2,613,475                                              1,654,649
                     ================                                       ================


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

         A reconciliation of the statutory federal income tax rate to Aronex Pharmaceuticals' effective income tax rate for the periods ended December 31, 1997, 1998 and 1999 is as follows:


                                                               1997              1998                1999
                                                            ----------         ----------          ---------
Statutory rate                                                   (34.0)%            (34.0)%             (34.0)%
Purchase of in-process research and development                    6.6 %              0.0 %               0.0 %
Equity in loss of foreign subsidiary not deductible                0.0 %              0.0 %               2.2 %
Stock option compensation not deductible (deductible)             (0.2)%              0.0 %              (0.4)%
Other                                                             (0.7)%              0.9 %               0.1 %
Adjustment due to deferred tax valuation allowance                28.3 %             33.1 %              32.1 %
                                                            ----------         ----------          ==========
                                                                   0.0 %              0.0 %               0.0 %
                                                            ==========         ==========          ==========

         Significant components of our net deferred tax asset at December 31, 1998 and 1999 are as follows:


                                                             1998            1999
                                                          ------------    ------------
Deferred tax assets relating to:
   Federal net operating loss carryforwards ...........   $ 35,760,000    $ 39,023,000
   Financial statement depreciation and amortization in
     excess of (less than) amount deductible for income
     tax purposes .....................................        121,400         240,400
   Accrued liabilities not currently deductible
     for income tax purposes ..........................        739,300         748,000
   Equity in loss of affiliate not currently
     deductible for income tax purposes ...............        170,000         170,000
   Other items, net ...................................        (34,300)        (34,300)
Total deferred items, net .............................     36,756,400      40,147,100
Deferred tax valuation allowance ......................    (36,756,400)    (40,147,100)
                                                          ------------    ------------
Net deferred tax asset ................................   $         --    $         --
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

         Future minimum noncancellable payments under operating leases at December 31, 1999 are as follows:


                                  YEAR ENDING
                                  DECEMBER 31,                 AMOUNT
                                  ------------            ----------------
                                      2000                $        713,000
                                      2001                         713,000
                                      2002                         713,000
                                      2003                         710,000
                                      2004                         692,000
                                   Thereafter                    2,055,000
                                                          ----------------
                                      Total               $      5,596,000
                                                          ================

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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



14.      SUBSEQUENT EVENT

         On April 4, 2000, we received approximately $6 million in binding commitments from investors to purchase Units from us. Each $100,000 Unit is comprised of (1) shares of our common stock in an amount determined by dividing $100,000 by $2.75 and (2) a warrant with a five-year term to purchase an amount of shares of our common stock that is thirty-three percent of the amount of shares contained in such Unit at an exercise price of $3.00 per share. The Company retained a finder and will pay the finder 7% of the proceeds from the sale of the Units and issue warrants with a seven year term to purchase 150,000 shares of our common stock at an exercise price of $3.25 per share.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 23.1          Consent of Arthur Andersen LLP