Form 10-Q
period 2000-03-31
ARONEX PHARMACEUTICALS INC
filed 2000-05-15
CIK 854691

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

                  For the Quarterly Period Ended March 31, 2000

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

                               Yes  X         No
                                   ---          ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               CLASS                              OUTSTANDING AT MARCH 31, 2000
    -----------------------------                 -----------------------------
    Common Stock, $.001 par value                        22,922,078 shares


================================================================================

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      INDEX


                                                                                                               PAGE
                                                                                                               ----

Factors Affecting Forward-Looking Statements................................................................      3

PART I.           FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements..................................................................      3

         Consolidated Balance Sheets - December 31, 1999 and March 31, 2000 (unaudited).....................      4

         Consolidated Statements of Operations:
           Three Months Ended March 31, 1999 and March 31, 2000
           (unaudited) and for the Period from Inception (June 13, 1986)
           through March 31, 2000 (unaudited)...............................................................      5

         Consolidated Statements of Comprehensive Income:
           Three Months Ended March 31, 1999 and March 31, 2000 (unaudited).................................      5

         Consolidated Statements of Cash Flows:
           Three Months Ended March 31, 1999 and March 31, 2000
           (unaudited) and for the Period from Inception (June 13, 1986)
           through March 31, 2000 (unaudited)...............................................................      6

         Notes to Consolidated Financial Statements - March 31, 2000 (unaudited)............................      7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................................................      9

Item 3   Qualitative and Quantitative Disclosures about Market Risk.........................................     11


PART II.           OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...................................................................     11


SIGNATURES        ..........................................................................................     12

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this document, the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business -- Manufacturing," "-- Sales and Marketing," "-- Patents and Proprietary Rights," "-- Government Regulation," "-- Competition" and "-- Additional Business Risks" included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in our Annual Report on Form 10-K/A for the year ended December 31, 1999, filed pursuant to Section 13 or 15(d) of the Exchange Act.

     The information presented in the accompanying consolidated financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                         ASSETS
                                                                                                     MARCH 31,
                                                                                   DECEMBER 31,       2000
                                                                                       1999        (UNAUDITED)
                                                                                   ------------    ------------
Current assets:
   Cash and cash equivalents ...................................................   $     11,528    $     13,158
   Short-term investments ......................................................          7,804              --
   Prepaid expenses and other assets ...........................................            453             404
                                                                                   ------------    ------------
        Total current assets ...................................................         19,785          13,562

Long-term investments ..........................................................            920             916
Furniture, equipment and leasehold improvements, net of accumulated
   depreciation of $3,450 and $3,599, respectively .............................          2,029           1,948
                                                                                   ------------    ------------
        Total assets ...........................................................   $     22,734    $     16,426
                                                                                   ============    ============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .......................................   $      3,502    $      2,750
   Accrued payroll .............................................................            644             454
   Current portion of notes payable ............................................            340             350
                                                                                   ------------    ------------
        Total current liabilities ..............................................          4,486           3,554

Long-term liabilities:
   Notes payable, net of current portion .......................................          3,517           3,447
                                                                                   ------------    ------------
        Total long-term liabilities ............................................          3,517           3,447

Commitments and contingencies

Stockholders' equity:
   Preferred stock $.001 par value, 5,000,000 shares authorized,
        none issued and outstanding ............................................             --              --
   Common stock $.001 par value, 40,000,000 shares authorized,
        22,853,782 and 22,922,078 shares issued and outstanding,
        respectively ...........................................................             23              23
   Additional paid-in capital ..................................................        113,262         113,538
   Common Stock warrants .......................................................            908             908
   Treasury stock ..............................................................            (11)            (11)
   Deferred compensation .......................................................            (69)            (52)
   Unrealized gain on investments ..............................................          2,147              --
   Deficit accumulated during development stage ................................       (101,529)        104,981)
                                                                                   ------------    ------------
        Total stockholders' equity .............................................         14,731           9,425
                                                                                   ------------    ------------
   Total liabilities and stockholders' equity ..................................   $     22,734    $     16,426
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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                   (UNAUDITED)


                                                                                         PERIOD FROM
                                                                                          INCEPTION
                                                                                          (JUNE 13,
                                                              THREE MONTHS ENDED            1986)
                                                                  MARCH 31,                THROUGH
                                                         ----------------------------     MARCH 31,
                                                            1999            2000            2000
                                                         ------------    ------------    ------------
Revenues:
   Interest income ...................................   $        304    $        221    $      8,397
   Research and development grants and contracts .....          3,282             300          23,139
                                                         ------------    ------------    ------------
        Total revenues ...............................          3,586             521          31,536
                                                         ------------    ------------    ------------
Expenses:
   Research and development ..........................          5,934           5,800         103,222
   Purchase of in-process research and development ...             --              --          11,625
   General and administrative ........................            785             699          22,509
   Interest expense and other ........................             42             127           1,814
                                                         ------------    ------------    ------------
        Total expenses ...............................          6,761           6,626         139,170
                                                         ------------    ------------    ------------

Operating loss .......................................   $     (3,175)   $     (6,105)   $   (107,634)
                                                         ------------    ------------    ------------

Other income:
   Gain on sale of investments .......................             --           2,653           2,653
                                                         ------------    ------------    ------------

Net loss .............................................   $     (3,175)   $     (3,452)   $   (104,981)
                                                         ============    ============    ============

Basic and diluted loss per share .....................   $      (0.17)   $      (0.15)
                                                         ============    ============

Weighted average shares used in computing basic and
   diluted loss per share ............................         18,894          22,881




                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -------------------------
                                                            1999           2000
                                                         -----------   -----------
Comprehensive income:
    Net loss .........................................   $    (3,175)  $    (3,452)
    Unrealized gain on securities available for sale..           101            --
                                                         -----------   -----------
        Comprehensive income .........................   $    (3,074)  $    (3,452)
                                                         ===========   ===========

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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                           PERIOD FROM
                                                                                                            INCEPTION
                                                                                                         (JUNE 13, 1986)
                                                                                 THREE MONTHS ENDED          THROUGH
                                                                                       MARCH 31,             MARCH 31,
                                                                              --------------------------
                                                                                1999            2000           2000
                                                                              -----------    -----------    -----------
Cash flows from operating activities:
   Net loss ...............................................................   $    (3,175)   $    (3,452)   $  (104,981)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities-
        Depreciation and amortization .....................................           167            149          5,607
        Loss (gain) on disposal of assets .................................            (1)            --            200
        Gain on sale of investments .......................................            --         (2,653)        (2,653)
        Compensation expense related to stock and stock options ...........           280            171          5,038
        Charge for purchase of in-process research and development ........            --             --         11,547
        Unrealized gain on investment .....................................           101         (2,147)            --
        Acquisition costs, net of cash received ...........................            --             --           (270)
        Accrued interest payable converted to stock .......................            --             --             97
        Loss in affiliate .................................................            --             --            500
   Changes in assets and liabilities:
        Increase in prepaid expenses and other assets .....................          (219)            49           (219)
        Decrease (increase) in accounts receivable ........................          (196)            --             --
        Increase (decrease) in accounts payable and accrued expenses ......          (587)          (942)         3,131
        Decrease in deferred revenue ......................................            --             --           (353)
                                                                              -----------    -----------    -----------
                  Net cash used in operating activities ...................        (3,630)        (8,825)       (82,356)

Cash flows from investing activities:
   Purchases of investments ...............................................       (13,815)            --       (261,361)
   Sales of investments ...................................................         5,015         10,461        268,833
   Purchase of furniture, equipment and leasehold improvements ............           (77)           (68)        (6,524)
   Proceeds from sale of assets ...........................................            --             --             63
   Investment in affiliate ................................................            --             --           (500)
                                                                              -----------    -----------    -----------
                  Net cash provided by (used in) investing activities .....        (8,877)        10,393            511

Cash flows from financing activities:
   Proceeds from notes payable ............................................           547             12          6,980
   Repayment of notes payable and principal payments under capital
     lease obligations ....................................................           (70)           (72)        (3,184)
   Purchase of treasury stock .............................................            --             --            (11)
   Proceeds from issuance of stock ........................................        11,699            122         91,218
                                                                              -----------    -----------    -----------
                  Net cash provided by (used in) financing activities .....        12,176             62         95,003
                                                                              -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents ......................          (331)         1,630         13,158
Cash and cash equivalents at beginning of period ..........................        11,338         11,528             --
                                                                              -----------    -----------    -----------

Cash and cash equivalents at end of period ................................   $    11,007    $    13,158    $    13,158
                                                                              ===========    ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest ...............................   $        43    $       177    $     1,316
Supplemental schedule of noncash financing activities:
   Conversion of notes payable and accrued interest to common stock .......   $        --    $        --    $     3,043





       The accompanying notes are an integral part of these consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (UNAUDITED)

1.   ORGANIZATION

     Aronex Pharmaceuticals, Inc. ("the Company", "Aronex Pharmaceuticals", "we", "us" or "our") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation ("Triplex") and API Acquisition Company, Inc. ("API"), formerly Oncologix, Inc. effective September 11, 1995. In 1998, we formed a subsidiary, Aronex Europe Limited.

     Aronex Pharmaceuticals is a development stage company that has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of future revenues. In addition, we expect to continue to incur losses for the foreseeable future, and there can be no assurance that we will successfully complete the transition from a development-stage company to successful operations. The research and development activities we engage in involve a high degree of risk and uncertainty. Our ability to successfully develop, manufacture and market our proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. Our ability to develop these operations may be immensely impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform, third-party reimbursement and product liability exposure. Additionally, we are reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and our exclusive license agreements with The University of Texas M.D. Anderson Cancer Center. Further, during the period required to develop these products, we will require additional funds which may not be available to us. We believe that we can conserve our current cash resources to satisfy our funding needs into mid 2001. Accordingly, there can be no assurance of our future success. See "Business -- Additional Business Risks" in our Form 10-K/A for the year ended December 31, 1999.

     The consolidated balance sheet at March 31, 2000 and the related consolidated statements of operations and cash flows for the three month periods ending March 31, 2000 and 1999 and the period from inception (June 13, 1986) through March 31, 2000 are unaudited. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in our 1999 Form 10- K/A. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

2.   ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of Aronex Pharmaceuticals, Triplex, API and Aronex Europe Limited. All material intercompany transactions have been eliminated in consolidation.

     Cash, Cash Equivalents and Short- and Long-Term Investments

     Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. Long-term investments at March 31, 2000 are available for sale securities which are United States mortgage-backed securities with maturity dates over the next 23 years that have an amortized cost of $916,000, which approximates fair market value and cost. Aronex Pharmaceuticals currently has no trading securities.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

     New Accounting Pronouncements

     In December 1999, the Securities and Exchange commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the second fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." We are currently in the process of evaluating what impact, if any, SAB 101 will have on our financial position or our results of operations.

3.   FEDERAL INCOME TAXES

     At December 31, 1999, we had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $114.8 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit our ability to utilize these NOLs and tax credits. Accordingly, our ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the merger with Triplex and API, a change in control as defined by federal income tax law occurred, causing the use of these carryforwards to be limited and possibly eliminated. Additionally, because United States tax laws limit the time during which NOLs an the tax credit carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. Due to the possibility of not reaching a level of profitability that will allow for the utilization of our deferred tax assets, a valuation allowance has been established to offset these tax assets. We have not made any federal income tax payments since inception.

4.   SUBSEQUENT EVENT

     In April 2000, we raised proceeds net of offering costs of approximately $7.3 million in a private placement of Units. Each $100,000 Unit is comprised of
(1) shares of our common stock in an amount determined by dividing $100,000 by $2.75 and (2) a warrant with a five-year term to purchase an amount of shares of our common stock that is one third of the amount of shares contained in such Unit at an exercise price of $3.00 per share. Through these units, we issued 2,932,574 shares of common stock and warrants to purchase 977,524 shares of common stock. In addition, we paid a finder, who assisted us in placing the common stock, a placement fee of 7% of the gross proceeds and issued warrants with a seven-year term to purchase 150,000 shares of our common stock at an exercise price of $3.25 per share. The fair value of the warrants issued, $2,560,780, will be recorded in our second quarter 2000 financial statements. This amount has been estimated on the date of the grant using the Black Scholes option pricing model with the following weighted-average assumptions: a risk free rate of 5.6%, with no expected dividends, expected lives of 5 and 7 years and expected volatility of 92%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     OVERVIEW

     Since our inception in 1986, we have primarily devoted our resources to fund research, drug discovery and development. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we expend our resources for product research and development, preclinical and clinical testing and regulatory compliance. We have sustained losses of $105 million through March 31, 2000. Our research and development activities and operations have been financed primarily through public and private offerings of securities and, to a lesser extent, from revenues under research and development grants and contracts. Our operating results have fluctuated significantly during each quarter, and we anticipate that these fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

     Three Month Periods Ended March 31, 1999 and 2000

     Revenues from research and development grants and contracts decreased 90.9% to $300,000 in 2000 from $3.3 million in 1999. This decrease was due to a decrease of $3.0 million in milestone and development payments received relating to our license agreement for Nyotran(R) with Abbott Laboratories ("Abbott") in the first quarter of 2000.

     Interest income decreased 27% to $221,000 in 2000 from $304,000 in 1999. The decrease in interest income resulted from a decrease in the average amount of funds available for investment during the first three months of 2000.

     Research and development expenses decreased 2% to $5.8 million in 2000 from $5. million in 1999. This decrease resulted from the following:

     o a decrease of $1.2 million in clinical trial costs relating to Nyotran(R); and
     o    a decrease of $633,000 in salaries and payroll costs.

These decreases were partially offset by:

     o an increase of $1.0 million in clinical trial costs relating to ATRAGEN(R);
     o    an increase of $187,000 in regulatory consultants; and
     o an increase of $478,000 in drug materials and manufacturing relating mostly to ATRAGEN(R) and Annamycin.

     General and administrative expenses decreased 11% to $699,000 in 2000 from $785,000 in 1999. The decrease in general and administrative expenses resulted primarily from a decrease in marketing expenses in the first quarter of 2000.

     Interest expense was $127,000 and $42,000 for the three months ended March 31, 2000 and 1999, respectively. The $85,000 increase in interest expense resulted primarily from the following:

     o an increase in the balance of notes payable obtained to finance furniture and equipment; and
     o an increase of $2.5 million in notes payable relating to a promissory not issued to Genzyme in the second quarter of 1999.

     Other income of $2,653,000 in the first quarter of 2000 represents a gain on the sale of Targeted Genetics common stock, which had a carrying value of zero.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, our primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities, and to a lesser extent, from revenues under research and development agreements and grants. We have raised an aggregate of $91.2 million from the sale of equity securities from inception through March 31, 2000. In addition, we have received $22.6 million since inception relating to research and development grants and contracts. In April 2000, we raised net proceeds of approximately $7.3 million in a private placement of 2,932,574 shares of our common stock.

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

     Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials and general and administrative expenses. Cash of $8.8 million and $3.6 million was used in operating activities during the first quarter of 2000 and 1999, respectively. We had cash, cash-equivalents and long-term investments of $14.1 million as of March 31, 2000, consisting primarily of cash and money market accounts, and United States government securities and investment grade commercial paper.

     We have experienced negative cash flows from operations since inception. We have expended, and will continue to require, substantial funds to continue our research and development activities, including preclinical studies and clinical trials of our products, and to commence sales and marketing efforts if the U.S. Food and Drug Administration and other regulatory approvals are obtained. We believe that we can conserve our existing financial resources to satisfy our capital and operating requirements into mid-2001. In the future, we expect that we will need to raise substantial additional capital to fund our operations.

     We have experienced significant fluctuations in accounts payable and accrued payroll primarily as a result of the development activities relating to our products. We anticipate that the amounts expended for these items in the future will continue to correspond with our development activities. If the volume of development activities decreases, there will be a decrease in outstanding payables and a decrease in our liquidity position. We expect that our expenses relating to development activities will fluctuate from quarter to quarter over the next few years as we have not yet generated revenues from product sales. Also, we have typically obtained debt financing when necessary for equipment, furniture and leasehold improvement requirements. We expect that we will continue to incur additional debt to meet our capital requirements from time to time in the future based on our financial resources and needs.

     Our capital requirements will depend on many factors, including the risk factor more completely described under "Business -- Additional Business Risks" in our 1999 Form 10-K/A. These factors include:

     o problems, delays, expenses and complications frequently encountered by development stage companies;
     o    the progress of our research, development and clinical trial programs;
     o the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements;
     o    the costs and timing of seeking regulatory approvals of our products;
     o    our ability to obtain regulatory approvals;
     o    the success of our sales and marketing programs;
     o the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
     o changes in economic, regulatory or competitive conditions of our planned business.

     Estimates about the adequacy of funding for our activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to our products can be conducted at projected costs. There can be no assurance that changes in our research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

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

     In December 1999, the Securities and Exchange commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the second fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." We are currently in the process of evaluating what impact, if any, SAB 101 will have on our financial position or our results of operations


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable




PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

             11.1 Statement regarding computation of per share earnings.

             27.1 Financial data schedule.

     (b) Reports on Form 8-K

             None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               ARONEX PHARMACEUTICALS, INC.




Dated:  May 11, 2000                           By:/s/ GEOFFREY F. COX
                                               ---------------------------------
                                               Geoffrey F. Cox, Ph.D.
                                               Chief Executive Officer




Dated:  May 11, 2000                           By: /s/ TERANCE A. MURNANE
                                               ---------------------------------
                                               Terance A. Murnane
                                               Controller
                                               (Principal Financial and
                                               Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
  11.1            Statement regarding computation of per share earnings.

  27.1            Financial data schedule.