Form 10-Q
period 2000-06-30
ARONEX PHARMACEUTICALS INC
filed 2000-08-14
CIK 854691

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

                  For the Quarterly Period Ended June 30, 2000

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from                  to
                                       ----------------    -----------------
                          Commission File No. 0-20111

                          ARONEX PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)



            Delaware                                    76-0196535

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

                            Yes [X]       No
                                            -------
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            CLASS                                   OUTSTANDING AT JUNE 30, 2000
-----------------------------                       ----------------------------
Common Stock, $.001 par value                            25,890,127 shares

================================================================================

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX

                                                                                                                PAGE
                                                                                                                ----
Factors Affecting Forward-Looking Statements................................................................      3

PART I.           FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements..................................................................      3

         Consolidated Balance Sheets - December 31, 1999 and June 30, 2000 (unaudited)......................      4

         Consolidated Statements of Operations:
           Six Months Ended June 30, 1999 and June 30, 2000
           (unaudited), the three months ended June 30, 1999 and June 30, 2000 (unaudited)
           and for the Period from Inception (June 13, 1986) through June 30, 2000 (unaudited)..............      5

         Consolidated Statements of Comprehensive Loss:
           Six Months Ended June 30, 1999 and June 30, 2000 (unaudited)
           and the three months ended June 30, 1999 and June 30, 2000 (unaudited) ..........................      5

         Consolidated Statements of Cash Flows:
           Six Months Ended June 30, 1999 and June 30, 2000
           (unaudited) and for the Period from Inception (June 13, 1986)
           through June 30, 2000 (unaudited)................................................................      6

         Notes to Consolidated Financial Statements - June 30, 2000 (unaudited).............................      7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................................................      9

Item 3   Quantitative and Qualitative Disclosures about Market Risk.........................................     11

PART II.           OTHER INFORMATION

Item 1   Legal Proceedings .................................................................................     12

Item 2   Changes in Securities and Use of Proceeds..........................................................     12

Item 4   Submission of Matters to a Vote of Security Holders................................................     13

Item 6   Exhibits and Reports on Form 8-K...................................................................     13


SIGNATURES        ..........................................................................................     14

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this document, the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business -- Manufacturing," "-- Sales and Marketing," "-- Patents and Proprietary Rights," "-- Government Regulation," "-- Competition" and "-- Additional Business Risks" included in the Company's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K/A").

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the 1999 Form 10-K/A.

     The information presented in the accompanying consolidated financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                           CONSOLIDATED BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                          ASSETS
                                                                                  DECEMBER 31,    JUNE 30,
                                                                                      1999          2000
                                                                                  ------------   -----------
                                                                                                 (UNAUDITED)
Current assets:
   Cash and cash equivalents .................................................     $  11,528      $  14,613
   Short-term investments ....................................................         7,804          1,557
   Prepaid expenses and other assets .........................................           453            319
                                                                                   ---------      ---------
        Total current assets .................................................        19,785         16,489

Long-term investments ........................................................           920            911
Furniture, equipment and leasehold improvements, net of accumulated ..........         2,029          1,801
                                                                                   ---------      ---------
   depreciation of $3,599 and $3,758, respectively
        Total assets .........................................................     $  22,734      $  19,201
                                                                                   =========      =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .....................................     $   3,502      $   2,710
   Accrued payroll ...........................................................           644            392
   Current portion of notes payable and obligations under capital leases .....           340            361
                                                                                   ---------      ---------
        Total current liabilities ............................................         4,486          3,463

Long-term liabilities:
   Notes payable .............................................................         3,517          3,365
                                                                                   ---------      ---------
        Total long-term liabilities ..........................................         3,517          3,365

Commitments and contingencies

Stockholders' equity:
   Preferred stock $.001 par value, 5,000,000 shares authorized,
        none issued and outstanding ..........................................            --             --
   Common stock $.001 par value, 40,000,000 shares authorized,
        22,853,782 and 25,890,127 shares issued and outstanding,
        respectively .........................................................            23             26
   Additional paid-in capital ................................................       113,262        118,370
   Common stock warrants .....................................................           908          3,469
   Treasury stock ............................................................           (11)           (11)
   Deferred compensation .....................................................           (69)           (34)
   Unrealized gain on investments ............................................         2,147             --
   Deficit accumulated during development stage ..............................      (101,529)      (109,447)
                                                                                   ---------      ---------
        Total stockholders' equity ...........................................        14,713         12,373
                                                                                   ---------      ---------
        Total liabilities and stockholders' equity ...........................     $  22,734      $  19,201
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

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                   (UNAUDITED)


                                                                                                               PERIOD
                                                                                                                FROM
                                                                                                              INCEPTION
                                                                                                              (JUNE 13,
                                                            SIX MONTHS ENDED          THREE MONTHS ENDED        1986)
                                                                 JUNE 30,                  JUNE 30,            THROUGH
                                                         ----------------------      --------------------      JUNE 30,
                                                           1999           2000        1999         2000          2000
                                                         --------      --------      -------     --------    -----------
Revenues:
     Interest income ...............................     $    691      $    507      $   387     $    286      $   8,693
     Research and development grants and contracts .        9,873           300        6,591           --         23,139
                                                         --------      --------      -------     --------      ---------
              Total revenues .......................       10,564           807        6,978          286         31,822

 Expenses:
     Research and development ......................       10,629         9,674        4,695        3,874        107,096
     Purchase of in-process research and development           --            --           --           --         11,625
     Selling, general and administrative ...........        1,726         1,461          942          762         23,271
     Interest expense and other ....................          115           243           72          116          1,930
                                                         --------      --------      -------     --------      ---------
              Total expenses .......................       12,470        11,378        5,709        4,752        143,922
                                                         --------      --------      -------     --------      ---------
Operating income (loss) ............................     $ (1,906)     $(10,571)     $ 1,269     $ (4,466)     $(112,100)
                                                         --------      --------      -------     --------      ---------

Other income:
     Gain on sale of investments ...................           --         2,653           --           --          2,653
                                                         --------      --------      -------     --------      ---------
Net income (loss) ..................................     $ (1,906)     $ (7,918)     $ 1,269     $ (4,466)     $(109,447)
                                                         ========      ========      =======     ========      =========
Basic and diluted income (loss) per share ..........     $  (0.09)     $  (0.34)     $  0.06     $  (0.18)

Weighted average shares used in computing basic
     income (loss) per share .......................       20,705        23,627       22,496       24,357

Weighted average shares used in computing diluted
     income (loss) per share .......................       20,705        23,627       22,911       24,357


                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                   (UNAUDITED)


Comprehensive income:
     Net income (loss)..................................       $  (1,906)    $  (7,918)   $  1,269     $ (4,466)
     Unrealized gain on securities available for sale...             101            --          --           --
                                                               ---------     ---------    --------     --------
              Comprehensive income......................       $  (1,805)    $  (7,918)   $  1,269     $ (4,466)
                                                               =========     =========    ========     ========

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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                            SIX MONTHS ENDED       (JUNE 13, 1986)
                                                                                 JUNE 30,              THROUGH
                                                                          ----------------------       JUNE 30,
                                                                            1999          2000           2000
                                                                          --------      --------   ---------------
 Cash flows from operating activities:
   Net loss ..........................................................     $ (1,906)     $ (7,918)     $(109,447)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities-
        Depreciation and amortization ................................          323           306          5,764
        Loss (gain) on disposal of assets ............................           (1)           --            200
        Gain on sale of investments ..................................           --        (2,653)        (2,653)
        Compensation expense related to stock and stock options ......          550           224          5,091
        Charge for purchase of in-process research and development ...           --            --         11,547
        Unrealized gain on investment ................................           --        (2,147)            --
        Acquisition costs, net of cash received ......................           --            --           (270)
        Accrued interest payable converted to stock ..................           --            --             97
        Loss in affiliate ............................................           --            --            500
   Changes in assets and liabilities:
        Decrease (increase) in prepaid expenses and other assets .....         (555)          134           (134)
        Increase in accounts receivable ..............................         (168)           --             --
        Increase (decrease) in accounts payable and accrued expenses .      (1,914)        (1,044)         3,029
                                                                                                          (1,914)
        Decrease in deferred revenue .................................           --            --           (353)
                                                                           --------      --------      ---------
                  Net cash used in operating activities ..............       (3,671)      (13,098)       (86,629)

Cash flows from investing activities:
   Purchases of investments ..........................................      (18,444)       (1,567)      (262,928)
   Sales of investments ..............................................        8,209        10,476        268,848
   Purchase of furniture, equipment and leasehold improvements .......         (146)          (78)        (6,534)
   Proceeds from sale of assets ......................................           --            --             63
   Investment in affiliate ...........................................           --            --           (500)
                                                                           --------      --------      ---------
                  Net cash provided by (used in) investing activities       (10,381)        8,831         (1,051)

Cash flows from financing activities:
   Proceeds from and increase in notes payable .......................          898            24          6,992
   Repayment of notes payable and principal payments under capital
    lease obligations ................................................         (132)         (155)        (3,267)
   Purchase of treasury stock ........................................           --            --            (11)
   Proceeds from issuance of stock ...................................       11,780         7,483         98,579
                                                                           --------      --------      ---------
                  Net cash provided by (used in) financing activities        12,546         7,352        102,293
                                                                           --------      --------      ---------

Net increase (decrease) in cash and cash equivalents .................       (1,506)        3,085         14,613
Cash and cash equivalents at beginning of period .....................       11,338        11,528             --
                                                                           --------      --------      ---------

Cash and cash equivalents at end of period ...........................     $  9,832      $ 14,613      $  14,613
                                                                           ========      ========      =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest ..........................     $     87      $    217      $   1,356
Supplemental schedule of noncash financing activities:
   Conversion of notes payable and accrued interest to common stock ..     $     --      $     --      $   3,043

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


1.    Organization

      Aronex Pharmaceuticals, Inc. (the "Company", "Aronex Pharmaceuticals", "we", "us" or "our") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation ("Triplex") and API Acquisition Company, Inc. ("API"), formerly Oncologix, Inc. effective September 11, 1995. In 1998, we formed a wholly-owned subsidiary, Aronex Europe Limited.

      Aronex Pharmaceuticals is a development stage company that has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of future revenues. In addition, we expect to continue to incur losses for the foreseeable future, and there can be no assurance that we will successfully complete the transition from a development stage company to successful operations. The research and development activities we engage in involve a high degree of risk and uncertainty. Our ability to successfully develop, manufacture and market our proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. Our ability to develop these operations may be immensely impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform, third-party reimbursement and product liability exposure. Additionally, we are reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and our exclusive license agreements with The University of Texas M.D. Anderson Cancer Center. Further, during the period required to develop these products, we will require additional funds which may not be available to us. We believe that we can conserve our current cash resources to satisfy our funding needs into mid 2001. Accordingly, there can be no assurance of our future success. See "Business -- Additional Business Risks" in our 1999 Form 10-K/A.

      The consolidated balance sheet at June 30, 2000 and the related consolidated statements of operations and cash flows for the three and six month periods ending June 30, 2000 and 1999 and the period from inception (June 13, 1986) through June 30, 2000 are unaudited. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in our 1999 Form 10-K/A. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

2.    Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of Aronex Pharmaceuticals, Triplex, API and Aronex Europe Limited. All material intercompany transactions have been eliminated in consolidation.

      Cash, Cash Equivalents and Short- and Long-Term Investments

      Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. Long-term investments at June 30, 2000 are available for sale securities which are United States mortgage-backed securities with maturity dates over the next 23 years that have an amortized cost of $911,000, which approximates fair market value and cost. Aronex Pharmaceuticals currently has no trading securities.

      New Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the fourth fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." We are currently in the process of evaluating what impact SAB 101 will have on our financial position or our results of operations.

3.    STOCKHOLDERS' EQUITY

      In April 2000, we raised proceeds net of offering costs of approximately $7.3 million in a private placement of Units. Each $100,000 Unit is comprised of
(1) shares of our common stock in an amount determined by dividing $100,000 by $2.75 and (2) a warrant with a five-year term to purchase an amount of shares of our common stock that is one third of the amount of shares contained in such Unit at an exercise price of $3.00 per share. Through these Units, we issued 2,932,574 shares of common stock and warrants to purchase 977,524 shares of common stock. In addition, we paid a finder, who assisted us in placing the Units, a placement fee of 7% of the gross proceeds and issued warrants with a seven-year term to purchase 150,000 shares of our common stock at an exercise price of $3.25 per share. The fair value of the warrants issued, $2,560,780, is recorded in our second quarter 2000 financial statements. This amount has been estimated on the date of the grant using the Black Scholes option pricing model with the following weighted-average assumptions: a risk free rate of 5.6%, with no expected dividends, expected lives of 5 and 7 years and expected volatility of 92%.

4.    FEDERAL INCOME TAXES

      At December 31, 1999, we had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $114.8 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit our ability to utilize these NOLs and tax credits. Accordingly, our ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the merger with Triplex and API in 1995, a change in control as defined by federal income tax law occurred, causing the use of the carryforwards prior to the merger to be limited and possibly eliminated. Additionally, because United States tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. Due to the possibility of not reaching a level of profitability that will allow for the utilization of our deferred tax assets, a valuation allowance has been established to offset these tax assets. We have not made any federal income tax payments since inception.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      OVERVIEW

      Since our inception in 1986, we have primarily devoted our resources to fund research, drug discovery and development. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we expend our resources for product research and development, preclinical and clinical testing and regulatory compliance. We have sustained losses of $112 million through June 30, 2000. Our research and development activities and operations have been financed primarily through public and private offerings of securities and, to a lesser extent, from revenues under research and development grants and contracts. Our operating results have fluctuated significantly during each quarter, and we anticipate that these fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

      Three and Six Month Periods Ended June 30, 1999 and 2000

          Revenues from research and development grants and contracts decreased 100% for the three months ended June 30, 2000 from $6.6 million for the three months ended June 30, 1999. Revenues from research and development grants and contracts decreased 97% to $300,000 for the six months ended June 30, 2000 from $9.9 million for the six months ended June 30, 1999. These decreases resulted from a reduction of $9.6 million and $6.6 million in milestone and development payments received under our license agreement for Nyotran(R) with Abbott Laboratories ("Abbott") in the three and six month periods ending June 30, 2000, respectively.

      Interest income decreased by 26% to $286,000 for the three months ended June 30, 2000 from $387,000 for the three months ended June 30, 1999. Interest income decreased by 27% to $507,000 for the six months ended June 30, 2000, from $691,000 for the six months ended June 30, 1999. These changes resulted from a decrease in the average amount of funds available for investment for the three and six month periods ended June 30, 2000.

      Research and development expenses decreased by 17% to $3.9 million for the three months ended June 30, 2000 from $4.7 million for the three months ended June 30, 1999. Research and development expenses decreased by 8% to $9.7 million for the six month period ending June 30, 2000 from $10.6 million for the six month period ending June 30, 1999. The decrease in research and development expenses for the three months ended June 30, 2000 described above resulted primarily from:

      o   a decrease of $932,000 in clinical trial costs for Nyotran(R);

      o   a decrease of $319,000 in salary and payroll costs; and

      o   a decrease of $93,000 in regulatory consultant fees.

      The decreases listed above were offset by:

      o an increase of $329,000 in drug materials and manufacturing costs related to Annamycin; and

      o   an increase of $267,000 in clinical trial costs for ATRAGEN(R).

      The decrease in research and development expenses for the six months ended June 30, 2000 described above resulted primarily from:

      o   a decrease of $2,182,000 in clinical trial costs for Nyotran(R); and

      o   a decrease of $952,000 in salaries and payroll costs.

      The decreases listed above were offset by:

      o an increase of $811,000 in drug materials and manufacturing costs for Annamycin and ATRAGEN(R) ;

      o   an increase of $1,223,000 in clinical trial costs for ATRAGEN(R); and

      o an increase of $105,000 in consulting fees relating to regulatory matters concerning ATRAGEN(R).

      Selling, general and administrative expenses decreased 19% to $762,000 for the three months ended June 30, 2000 from $942,000 for the three months ended June 30, 1999. Selling, general and administrative expenses decreased 12% to $1.5 million for the six months ended June 30, 2000 from $1.7 million for the six months ended June 30, 1999. The decreases in selling, general and administrative expenses were due primarily to decreases in sales and marketing expenses relating to ATRAGEN(R) for the three and six month periods ending June 30, 2000, respectively.

      Interest expense and other increased 61% to $116,000 for the three months ended June 30, 2000 from $72,000 for the three months ended June 30, 1999. Interest expense and other increased 111% to $243,000 for the six months ended June 30, 2000 from $115,000 for the six months ended June 30, 1999. The increase in interest expense was primarily due to an increase of $2.5 million in notes payable relating to a promissory note issued to Genzyme Corporation in the second quarter of 1999. Net loss increased by $5.8 million resulting in a net loss of $4.5 million for the three months ended June 30, 2000. Net loss increased by $6.0 million to $7.9 million for the six months ended June 30, 2000. These increased losses were due mainly to decreased research and development revenue of $6.6 million and $6.9 million for the three and six month periods ending June 30, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, our primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities, and to a lesser extent, from revenues under research and development agreements and grants. We have raised an aggregate of $98.6 million from the sale of equity securities from inception through June 30, 2000. In addition, we have received $23.1 million since inception relating to research and development grants and contracts.

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

      Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials and general and administrative expenses. Cash of $13.1 million and $3.7 million was used in operating activities during the first six months of 2000 and 1999, respectively. We had cash, cash-equivalents and long-term investments of $17.1 million as of June 30, 2000, consisting primarily of cash and money market accounts, and United States government securities and investment grade commercial paper.

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

      Our capital requirements will depend on many factors, including the risk factors more completely described under "Business -- Additional Business Risks" in our 1999 Form 10-K/A. These factors include:

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

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the fourth fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." We are currently in the process of evaluating what impact SAB 101 will have on our financial position or our results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK

      Not applicable.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In July 2000, the U. S. Patent and Trademark Office ruled against us as to priority of inventorship in a patent interference proceeding between the Company and Sumitomo Pharmaceuticals Co., Ltd. The patents and patent applications at issue relate to the drug NDDP. NDDP is the drug used in the formula for AroplatinTM, which consists of the NDDP molecule in a unique liposomal vehicle. The interference does not affect our proprietary positions on our liposomal formulations of the drug. Both of the parties had claimed sole right to the class of compounds including NDDP. Sumitomo relied on a Japanese patent application for priority. The interference was declared by the Patent Office to be between a currently pending U. S. patent application owned by Sumitomo and certain issued patents licensed to us from the University of Texas M.D. Anderson Cancer Center. If not overturned, the determination by the Patent Office that Sumitomo's U.S. patent application has established priority of invention will render our U.S. patent claims involved in the interference to be unenforceable.

      Prior to the recent judgement, we received from Sumitomo proposed terms of a licensing arrangement under which we would be able to market AroplatinTM. In addition to continuing these negotiations with Sumitomo, we are currently investigating our legal options. There can be no assurance that we will prevail in court or be able to enter into a license with Sumitomo on acceptable terms, if at all. In the meantime, we plan to continue with our clinical development program for AroplatinTM.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      On April 17, 2000, we completed a closing of a private placement of our Common Stock and warrants to purchase our Common Stock. We sold an aggregate of 2,932,574 shares in the private placement and issued five year warrants (the "Warrants") to purchase 977,524 shares of Common Stock at an exercise price of $3.00 per share.

      We raised approximately $8.1 million ($7.3 million net of the finders' fee and expenses). We intend to use the net proceeds of the private placement for general corporate purposes.

      Paramount Capital, Inc. ("Paramount") served as the finder for the private placement. In consideration for such services, we paid Paramount a finders' fee of $564,515 and issued a seven year warrant to Paramount exercisable for 150,000 shares of Common Stock at an exercise price of $3.25 per share.

      The private placement was not registered under the Securities Act of 1933, as amended (the "Securities Act"), and was made in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D. The purchasers in the private placement consisted of accredited investors. On June 2, 2000, the Company filed a registration statement on Form S-3 (Registration No. 333-38408) registering the shares sold in the offering and the shares issuable upon exercise of the warrants, which became effective on June 14, 2000.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of the Stockholders of Aronex Pharmaceuticals, Inc. was held on May 16, 2000 to consider and vote upon the following proposals:

(i) Election of Class II Directors. The following individuals were nominated and elected as Class II Directors, with the following number of shares voted for and against and withheld for each Director:

                                                                  For              Against          Withheld
                                                                 ----------        --------         --------

                         Geoffrey F. Cox, Ph.D.                  21,516,612           --            125,465

                         Gabriel Lopez-Berestein, M.D.           21,516,612           --            125,465

                         Phyllis I. Gardner, M.D.                21,516,612           --            125,465



                                                                  For              Against           Abstain
                                                                 ----------        --------         --------

(ii)  Ratification and approval of Arthur Andersen LLP
      as independent public accountants                          21,598,284         14,490           29,303


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        4.1   Form of Subscription Agreement (incorporated by reference to
              Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 25, 2000 (the "Form 8-K")).

        4.2 Form of Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K).

        4.3 Form of Warrant to Paramount (incorporated by reference to Exhibit 4.3 to the Form 8-K).

        10.1  Finders' Agreement between the Company and Paramount dated
              March 30, 2000 (incorporated by reference to Exhibit 10.1 to the Form 8-K).

        11.1  Statement regarding Computation of Share Earnings.

        27.1  Financial Data Schedule.


    (b) Reports on Form 8-K

        During the second quarter of 2000 the Company filed a Current Report on Form 8-K on May 25, 2000 to report that it completed a closing of a private placement of its common stock and warrants to purchase its common stock.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            ARONEX PHARMACEUTICALS, INC.




Dated:   August 11, 2000                    By:/s/ GEOFFREY F. COX
                                               ---------------------------------
                                            Geoffrey F. Cox, Ph.D.
                                            Chief Executive Officer







Dated:   August 11, 2000                    By:/s/ TERANCE A. MURNANE
                                               ---------------------------------
                                            Terance A. Murnane
                                            Controller (Principal Financial
                                            and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT No.                       DESCRIPTION
-----------                       -----------
   4.1        Form of Subscription Agreement (incorporated by reference to
              Exhibit 4.1 to the Company's Current Report on Form 8-K filed on
              May 25, 2000 (the "Form 8-K")).

   4.2 Form of Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K).

   4.3 Form of Warrant to Paramount (incorporated by reference to Exhibit 4.3 to the Form 8-K).

   10.1       Finders' Agreement between the Company and Paramount dated
              March 30, 2000 (incorporated by reference to Exhibit 10.1 to the
              Form 8-K).

   11.1       Statement regarding Computation of Share Earnings.

   27.1       Financial Data Schedule.
