Form 10-Q
period 2000-09-30
ARONEX PHARMACEUTICALS INC
filed 2000-11-14
CIK 854691

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

                For the Quarterly Period Ended September 30, 2000

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

                CLASS                         OUTSTANDING AT SEPTEMBER 30, 2000

    Common Stock, $.001 par value                      25,932,005 shares



================================================================================

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                      INDEX
                                                                            Page
                                                                            ----
Factors Affecting Forward-Looking Statements.............................     3

PART I.            FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements...............................     3

         Consolidated Balance Sheets - December 31, 1999 and
           September 30, 2000 (unaudited)................................     4

         Consolidated Statements of Operations:
           Nine Months Ended September 30, 1999 and September 30, 2000
             (unaudited), the three months ended September 30, 1999 and September 30, 2000 (unaudited) and for the Period from
             Inception (June 13, 1986) through September 30, 2000
             (unaudited).................................................     5

         Consolidated Statements of Comprehensive Loss:
           Nine Months Ended September 30, 1999 and September 30, 2000
             (unaudited) and the three months ended September 30, 1999
             and September 30, 2000 (unaudited)..........................     5

         Consolidated Statements of Cash Flows:
           Nine Months Ended September 30, 1999 and September 30, 2000
             (unaudited) and for the Period from Inception
             (June 13, 1986) through September 30, 2000 (unaudited)......     6

         Notes to Consolidated Financial Statements - September 30, 2000
           (unaudited)...................................................     7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................     9

Item 3   Quantitative and Qualitative Disclosures about Market Risk......    11

PART II.           OTHER INFORMATION

Item 1   Legal Proceedings ..............................................    12

Item 6   Exhibits and Reports on Form 8-K................................    12


SIGNATURES...............................................................    13

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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                           CONSOLIDATED BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                                                       SEPTEMBER 30,
                                                                                     DECEMBER 31,          2000
                                                                                         1999           (UNAUDITED)
                                                                                     ------------      -------------
Current assets:
   Cash and cash equivalents .................................................        $  11,528         $  11,924
   Short-term investments ....................................................            7,804                --
   Prepaid expenses and other assets .........................................              453               292
                                                                                      ---------         ---------
        Total current assets .................................................           19,785            12,216

Long-term investments ........................................................              920               871
Furniture, equipment and leasehold improvements, net of accumulated
   depreciation of $3,450 and $3,887, respectively............................            2,029             1,984
                                                                                      ---------         ---------
           Total assets ......................................................        $  22,734         $  15,071
                                                                                      =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses .....................................        $   3,502         $   2,311
   Accrued payroll ...........................................................              644               527
   Deferred revenue ..........................................................               --               100
   Current portion of notes payable and obligations under capital leases .....              340               467
                                                                                      ---------         ---------
        Total current liabilities ............................................            4,486             3,405

Long-term liabilities:
   Notes payable .............................................................            3,517             3,262
                                                                                      ---------         ---------
        Total long-term liabilities ..........................................            3,517             3,262

Commitments and contingencies

Stockholders' equity:
   Preferred stock $.001 par value, 5,000,000 shares authorized,
        none issued and outstanding ..........................................               --                --
   Common stock $.001 par value, 40,000,000 shares authorized,
        22,853,782 and 25,932,005 shares issued and outstanding,
        respectively .........................................................               23                26
   Additional paid-in capital ................................................          113,262           118,541
   Common stock warrants .....................................................              908             3,443
   Treasury stock ............................................................              (11)              (11)
   Deferred compensation .....................................................              (69)              (17)
   Unrealized gain on investments ............................................            2,147                --
   Deficit accumulated during development stage ..............................         (101,529)         (113,578)
                                                                                      ---------         ---------
        Total stockholders' equity ...........................................           14,731             8,404
                                                                                      ---------         ---------
        Total liabilities and stockholders' equity ...........................        $  22,734         $  15,071
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

                 ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                   (UNAUDITED)




                                                                                                                         PERIOD
                                                                                                                          FROM
                                                                                                                       INCEPTION
                                                                                                                        (JUNE 13,
                                                                  NINE MONTHS ENDED          THREE MONTHS ENDED           1986)
                                                                    SEPTEMBER 30,               SEPTEMBER 30,            THROUGH
                                                              --------------------------   -----------------------    SEPTEMBER 30,
                                                                  1999          2000          1999         2000           2000
                                                              ----------     ---------     ---------     ---------    -------------
Revenues:
     Interest income ......................................    $   1,030     $     777     $     339     $     270       $   8,953
     Research and development grants and contracts ........       10,727           326           854            26          23,165
                                                               ---------     ---------     ---------     ---------       ---------
              Total revenues ..............................       11,757         1,103         1,193           296          32,118

 Expenses:
     Research and development .............................       15,664        13,195         5,035         3,521         110,617
     Purchase of in-process research and development ......           --            --            --            --          11,625
     Selling, general and administrative ..................        3,141         2,236         1,414           775          24,046
     Interest expense and other ...........................          257           374           143           131           2,061
                                                               ---------     ---------     ---------     ---------       ---------
              Total expenses ..............................       19,062        15,805         6,592         4,427         148,349
                                                               ---------     ---------     ---------     ---------       ---------
Operating loss ............................................    $  (7,305)    $ (14,702)    $  (5,399)    $  (4,131)      $(116,231)
                                                               ---------     ---------     ---------     ---------       ---------
Other income:
     Gain on sale of investments ..........................           --         2,653            --            --           2,653
                                                               ---------     ---------     ---------     ---------       ---------
Net loss ..................................................    $  (7,305)    $ (12,049)    $  (5,399)    $  (4,131)      $(113,578)
                                                               =========     =========     =========     =========       =========
Basic and diluted loss per share ..........................    $   (0.34)    $   (0.49)    $   (0.24)    $   (0.16)
                                                               =========     =========     =========     =========
Weighted average shares used in computing basic and diluted
     loss per share .......................................       21,365        24,478        22,664        25,894


                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                   (UNAUDITED)


Comprehensive income:
     Net loss ...........................................      $   (7,305)   $  (12,049)  $  (5,399)   $  (4,131)
     Unrealized gain on securities available for sale....             101            --          --           --
                                                               ----------    ----------   ---------    ---------
              Comprehensive income.......................      $   (7,204)   $  (12,049)  $  (5,399)   $  (4,131)
                                                               =========     ==========   =========    =========

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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                 PERIOD FROM
                                                                                                                  INCEPTION
                                                                                    NINE MONTHS ENDED          (JUNE 13, 1986)
                                                                                       SEPTEMBER 30,               THROUGH
                                                                             --------------------------------    SEPTEMBER 30,
                                                                                   1999             2000            2000
                                                                             ---------------   --------------  ---------------
Cash flows from operating activities:
   Net loss............................................................      $     (7,305)     $    (12,049)   $    (113,578)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities-
        Depreciation and amortization..................................               480               437            5,895
        Loss on disposal of assets.....................................                --                --              200
        Compensation expense related to stock and stock options........               861               290            5,157
        Charge for purchase of in-process research and development.....                --                --           11,547
        Unrealized gain on investment..................................                --            (2,147)              --
        Acquisition costs, net of cash received........................                --                --             (270)
        Accrued interest payable converted to stock....................                --                --              500
        Loss in affiliate..............................................                --                --               97
   Changes in assets and liabilities:
        Decrease (increase) in prepaid expenses and other assets.......              (725)              161             (107)
        Increase in accounts receivable................................              (307)               --               --
        Increase (decrease) in accounts payable and accrued expenses...            (2,167)           (1,308)           2,765
        Increase (decrease) in deferred revenue........................                --               100             (253)
                                                                             ------------      ------------    -------------
                  Net cash used in operating activities................            (9,163)          (14,516)         (88,047)

Cash flows from investing activities:
   Purchases of investments............................................           (11,353)           (1,567)        (262,928)
   Sales of investments................................................            12,064             9,420          267,792
   Purchase of furniture, equipment and leasehold improvements.........              (343)             (392)          (6,848)
   Proceeds from sale of assets........................................                --                --               63
   Investment in affiliate.............................................                --                --             (500)
                                                                             ------------      ------------    -------------
                  Net cash provided by (used in) investing activities..               368             7,461           (2,421)

Cash flows from financing activities:
   Proceeds from and increase in notes payable.........................               923               169            7,137
   Repayment of notes payable and principal payments under capital
     lease obligations.................................................              (219)             (297)          (3,409)
   Purchase of treasury stock..........................................                --                --              (11)
   Proceeds from issuance of stock.....................................             12,637             7,579          98,675
                                                                             -------------     -------------   -------------
                  Net cash provided by financing activities............             13,341             7,451         102,392
                                                                             -------------     -------------   -------------
Net increase in cash and cash equivalents..............................              4,546               396          11,924
Cash and cash equivalents at beginning of period.......................             11,338            11,528              --
                                                                             -------------     -------------   -------------
Cash and cash equivalents at end of period.............................      $      15,884     $     11,924    $      11,924
                                                                             =============     ============    =============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest............................      $         222     $        378    $       1,517
   Conversion of notes payable and accrued interest to common stock....      $          --     $         --    $       3,043

        The accompanying notes are an integral part of these consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


1.   Organization

     Aronex Pharmaceuticals, Inc. (the "Company", "Aronex Pharmaceuticals", "we", "us" or "our") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation ("Triplex") and API Acquisition Company, Inc. ("API"), formerly Oncologix, Inc. effective September 11, 1995. In 1998, we formed a wholly-owned subsidiary, Aronex Europe Limited.

     Aronex Pharmaceuticals is a development stage company that has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of future revenues. In addition, we expect to continue to incur losses for the foreseeable future, and there can be no assurance that we will successfully complete the transition from a development stage company to successful operations. The research and development activities we engage in involve a high degree of risk and uncertainty. Our ability to successfully develop, manufacture and market our proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. Our ability to develop these operations may be immensely impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform, third-party reimbursement and product liability exposure. Additionally, we are reliant upon collaborative arrangements for research, contractual agreements with corporate partners, and our exclusive license agreements with The University of Texas M.D. Anderson Cancer Center. Further, during the period required to develop these products, we will require additional funds which may not be available to us. See "Business -- Additional Business Risks" in our 1999 Form 10-K/A.

     We believe that we can conserve our current cash resources to satisfy our funding needs into mid 2001. Our longer-term funding requirements will depend on many factors, including the progress of our research and development and the establishment of other collaborative relationships. At this time, we are reviewing a number of alternatives including additional equity financing and corporate partnering relationships with pharmaceutical companies to advance the development of our proposed products. Should such financing alternatives not be obtained, we will need to adjust our current plan for conducting our operations during 2001. We have been advised by our independent public accountants that if our available capital resources at the time of their audit of the consolidated financial statements for the year ending December 31, 2000 are not adequate to fund our anticipated operations through December 31, 2001, their report on those financial statements will include an explanatory fourth paragraph expressing substantial doubt about our ability to continue as a going concern.

     The consolidated balance sheet at September 30, 2000 and the related consolidated statements of operations and cash flows for the three and nine month periods ending September 30, 2000 and 1999 and the period from inception (June 13, 1986) through September 30, 2000 are unaudited. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in our 1999 Form 10-K/A. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

2.   Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of Aronex Pharmaceuticals, Triplex, API and Aronex Europe Limited. All material intercompany transactions have been eliminated in consolidation.

     Cash, Cash Equivalents and Short- and Long-Term Investments

     Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. Long-term investments at September 30, 2000 are available for sale securities which are United States mortgage-backed securities with maturity dates over the next 23 years that have an amortized cost of $871,000, which approximates fair market value and cost. Aronex Pharmaceuticals currently has no trading securities.

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

3.    STOCKHOLDERS' EQUITY

      In April 2000, we raised proceeds net of offering costs of approximately $7.3 million in a private placement of Units. Each $100,000 Unit was comprised of (1) shares of our common stock in an amount determined by dividing $100,000 by $2.75 and (2) a warrant with a five-year term to purchase an amount of shares of our common stock that is one third of the amount of shares contained in such Unit at an exercise price of $3.00 per share. Through these Units, we issued 2,932,574 shares of common stock and warrants to purchase 977,524 shares of common stock. In addition, we paid a finder, who assisted us in placing the Units, a placement fee of 7% of the gross proceeds and issued warrants with a seven-year term to purchase 150,000 shares of our common stock at an exercise price of $3.25 per share. The fair value of the warrants issued, $2,560,780, is recorded in our second quarter 2000 financial statements. This amount has been estimated on the date of the grant using the Black Scholes option pricing model with the following weighted-average assumptions: a risk free rate of 5.6%, with no expected dividends, expected lives of 5 and 7 years and expected volatility of 92%.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      OVERVIEW

      Since our inception in 1986, we have primarily devoted our resources to fund research, drug discovery and development. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we expend our resources for product research and development, preclinical and clinical testing and regulatory compliance. We have sustained losses of $113.6 million through September 30, 2000. Our research and development activities and operations have been financed primarily through public and private offerings of securities and, to a lesser extent, from revenues under research and development grants and contracts. Our operating results have fluctuated significantly during each quarter, and we anticipate that these fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years.

      Three and Nine Month Periods Ended September 30, 1999 and 2000

      Revenues from research and development grants and contracts decreased by 97% to $26,000 for the three months ended September 30, 2000 from $854,000 for the three months ended September 30, 1999. Revenues from research and development grants and contracts decreased 97% to $326,000 for the nine months ended September 30, 2000 from $10.7 million for the nine months ended September 30, 1999. These decreases resulted primarily from a reduction of $10.4 million and $843,000 in milestone and development payments received under our license agreement for Nyotran(R) with Abbott Laboratories ("Abbott") in the three and nine month periods ending September 30, 2000, respectively.

      Interest income decreased by 20% to $270,000 for the three months ended September 30, 2000 from $339,000 for the three months ended September 30, 1999. Interest income decreased by 25% to $777,000 for the nine months ended September 30, 2000, from $1,030,000 for the nine months ended September 30, 1999. These changes resulted from a decrease in the average amount of funds available for investment for the three and nine month periods ended September 30, 2000.

      Research and development expenses decreased by 30% to $3.5 million for the three months ended September 30, 2000 from $5.0 million for the three months ended September 30, 1999. Research and development expenses decreased by 16% to $13.2 million for the nine month period ending September 30, 2000 from $15.7 million for the nine month period ending September 30, 1999. The decrease in research and development expenses for the three months ended September 30, 2000 described above resulted primarily from:

      o  a decrease of $663,000 in clinical trial costs for Nyotran(R);
      o  a decrease of $138,000 in clinical trial costs for ATRAGEN(R);
      o  a decrease of $191,000 in salary and payroll costs;
      o a decrease of $139,000 in pharmacology and toxicology studies relating to Nyotran(R) and ATRAGEN(R); and
      o a decrease of $215,000 in drug materials and manufacturing for ATRAGEN(R).

      The decrease in research and development expenses for the nine months ended September 30, 2000 described above resulted primarily from:

      o  a decrease of $2,845,000 in clinical trial costs for Nyotran(R);
      o  a decrease of $1,040,000 in salaries and payroll costs; and
      o a decrease of $183,000 in pharmacology and toxicology studies relating to Nyotran(R)and ATRAGEN(R).

     The decreases listed above were offset by:

     o an increase of $704,000 in drug materials and manufacturing costs for Annamycin, Aroplatin(TM) and ATRAGEN(R);
     o  an increase of $1,085,000 in clinical trial costs for ATRAGEN(R); and
     o an increase of $125,000 in outside pharmaceutical development testing relating to Nyotran(R).

     Selling, general and administrative expenses decreased 45% to $775,000 for the three months ended September 30, 2000 from $1.4 million for the three months ended September 30, 1999. Selling, general and administrative expenses decreased 29% to $2.2 million for the nine months ended September 30, 2000 from $3.1 million for the nine months ended September 30, 1999. The decreases in selling, general and administrative expenses were due primarily to decreases in business consultants and sales and marketing expenses relating to ATRAGEN(R) for the three and nine month periods ending September 30, 2000, respectively.

     Interest expense and other decreased 8% to $131,000 for the three months ended September 30, 2000 from $143,000 for the three months ended September 30, 1999. Interest expense and other increased 45% to $374,000 for the nine months ended September 30, 2000 from $257,000 for the nine months ended September 30, 1999. The increase in interest expense for the nine months ended September 30, 2000 was primarily attributable to the issuance of a $2.5 million promissory note to Genzyme Corporation in the second quarter of 1999.

     Net loss decreased by $1.3 million resulting in a net loss of $4.1 million for the three months ended September 30, 2000. Net loss increased by $4.7 million to $12.0 million for the nine months ended September 30, 2000. These changes were due mainly to decreased research and development revenue of $828,000 and $10.4 million for the three and nine month periods ending September 30, 2000, respectively. The decreased research and development revenue was offset by decreased expenses of $1.3 million and $3.3 million for the three and nine month periods ending September 30, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, our primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities, and to a lesser extent, from revenues under research and development agreements and grants. We have raised an aggregate of $98.6 million from the sale of equity securities from inception through September 30, 2000. In addition, we have received $23.2 million since inception relating to research and development grants and contracts.

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

     Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials and general and administrative expenses. Cash of $14.5 million and $9.2 million was used in operating activities during the first nine months of 2000 and 1999, respectively. We had cash, cash-equivalents and long-term investments of $12.8 million as of September 30, 2000, consisting primarily of cash and money market accounts, United States government securities and investment grade commercial paper.

     We have experienced negative cash flows from operations since inception. We have expended, and will continue to require, substantial funds to continue our research and development activities, including preclinical studies and clinical trials of our products, and to commence sales and marketing efforts if the United States Food and Drug Administration and other regulatory approvals are obtained.

     We believe that we can conserve our current cash resources to satisfy our funding needs into mid 2001. Our longer-term funding requirements will depend on many factors, including the progress of our research and development and the establishment of other collaborative relationships. At this time, we are reviewing a number of alternatives including equity financing and corporate partnering relationships with pharmaceutical companies to advance the development of our proposed products. Should such financing alternatives not be obtained, we will need to adjust our current plan for conducting our operations during 2001. We have been advised by our independent public accountants that if our available capital resources at the time of their audit of the consolidated financial statements for the year ending December 31, 2000 are not adequate to fund our anticipated operations through December 31, 2001, their report on those financial statements will include an explanatory fourth paragraph expressing substantial doubt about our ability to continue as a going concern.

     We have experienced significant fluctuations in accounts payable and accrued expenses primarily as a result of the development activities relating to our products. We anticipate that the amounts expended for these items in the future will continue to correspond with our development activities. If the volume of development activities decreases, there will be a decrease in outstanding payables and a decrease in our liquidity position. We expect that our expenses relating to development activities will fluctuate from quarter to quarter over the next few years as we have not yet generated revenues from product sales. Also, we have typically obtained debt financing when necessary for equipment, furniture and leasehold improvement requirements. We expect that we will continue to incur additional debt to meet our capital requirements from time to time in the future, based on our financial resources and needs.

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

     To satisfy our capital and operating requirements, we may seek to raise additional funds in the public or private capital markets. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our current or future clinical trials are not favorable. We may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any funding will be available to us on favorable terms or at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs, or we may be required to obtain funds through arrangements with future collaborative partners or other parties that may require us to relinquish rights to some or all of our technologies or products. If we are successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common stock.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK

          Not applicable.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In July 2000, the U. S. Patent and Trademark Office ruled against us as to priority of inventorship in a patent interference proceeding between the Company and Sumitomo Pharmaceuticals Co., Ltd. The patents and patent applications at issue relate to the drug NDDP. NDDP is the drug used in the formula for AroplatinTM which consists of the NDDP molecule in a unique liposomal vehicle. The interference does not affect our proprietary positions on our liposomal formulations of the drug. Both of the parties had claimed sole right to the class of compounds including NDDP. Sumitomo relied on a Japanese patent application for priority. The interference was declared by the Patent Office to be between a currently pending U. S. patent application owned by Sumitomo and certain issued patents licensed to us from the University of Texas M.D. Anderson Cancer Center. If not overturned, the determination by the Patent Office that Sumitomo's U.S. patent application has established priority of invention will render our U.S. patent claims involved in the interference to be unenforceable.

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

        None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ARONEX PHARMACEUTICALS, INC.



Dated:   November 14, 2000                  By: /s/  GEOFFREY F. COX
                                                -------------------------------
                                                Geoffrey F. Cox, Ph.D.
                                                Chief Executive Officer



Dated:   November 14, 2000                  By: /s/  TERANCE A. MURNANE
                                                -------------------------------
                                                Terance A. Murnane
                                                Controller
                                                (Principal Financial
                                                   and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------
   11.1        Statement Regarding Computation of Share Earnings

   27.1        Financial Data Schedule
