Form 10-K
period 2000-12-31
ARONEX PHARMACEUTICALS INC
filed 2001-04-02
CIK 854691

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
          (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE
               ACT: None SECURITIES REGISTERED PURSUANT TO SECTION
                                12(G) OF THE ACT:
                     Common Stock, par value $.001 per share
       Rights to purchase Series One Junior Participating Preferred Stock
                                (TITLE OF CLASS)

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 23, 2001 was $17,807,571, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $0.875 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 23, 2001, 25,973,843 shares of the registrant's common stock were outstanding.

         Certain sections of the registrant's definitive proxy statement relating to the registrant's 2001 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 2000, are incorporated by reference into Part III of this Form 10-K.


================================================================================

                                TABLE OF CONTENTS


PART I

Item 1.   Business............................................................................1
                   General....................................................................1
                   Business Strategy..........................................................1
                   Clinical and Scientific Background........................................ 2
                   Products in Clinical Development...........................................3
                   Cancer.....................................................................4
                   Infectious Diseases........................................................8
                   Collaborative Agreements..................................................10
                   Manufacturing.............................................................11
                   Sales and Marketing ......................................................12
                   Patents and Proprietary Rights............................................12
                   Government Regulation.....................................................13
                   Competition...............................................................16
                   Employees.................................................................16
                   Additional Business Risks.................................................16

Item 2.   Properties.........................................................................22

Item 3.   Legal Proceedings..................................................................22

Item 4.   Submission of Matters to a Vote of Security Holders................................22

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..............23

Item 6.   Selected Consolidated Financial Data...............................................24

Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.............................25
                   Overview................................................................. 25
                   Results of Operations.................................................... 25
                   Liquidity and Capital Resources.......................................... 26
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.........................28

Item 8.   Consolidated Financial Statements and Supplementary Data...........................28

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure................................................28

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant....................................29

Item 11.  Executive Compensation................................................................29

Item 12.  Security Ownership of Certain Beneficial Owners and Management........................29

Item 13.  Certain Relationships and Related Transactions........................................29

PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K......................30


Signatures......................................................................................34


Index to Financial Statements..................................................................F-1


                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this document, the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Aronex Pharmaceuticals (identified herein as "we", "us" or "our") is a biopharmaceutical company engaged in the identification and development of proprietary innovative medicines to treat cancer and infectious diseases. Our strategy is to identify and develop medicines based upon either refinements of proven therapies or new ways of treating specific diseases. Our focus is on medicines for cancer and infectious diseases for which current therapy is inadequate. The effectiveness of the current generation of anti-cancer and anti-infective drugs is limited because of two significant factors. First, cancer cells frequently become resistant to commonly used anti- cancer drugs, and organisms responsible for infectious diseases may also develop resistance to anti-infective drugs. This resistance results in the ultimate progression of many cancers and some infections. Second, these current generation drugs, particularly cancer drugs, are generally toxic because of their lack of selectivity that results in significant side effects on normal cells. We are targeting the development of drugs for cancer and infectious diseases that are selective in their action, with unique or special ways of acting and more favorable safety profiles.

         The majority of our clinical trials have reached the stage where we have completed patient enrollment for their current phase. At the current time, we are gathering clinical trial data for analysis. We anticipate reporting the data at appropriate scientific meetings. Before we initiate any new clinical trials, we will analyze each product's likelihood for approval, the cost of the proposed clinical trial, cash available at such time and the inherent risk profile. We anticipate these steps will assist us in maximizing shareholder value. See "Products in Clinical Development".

         In January 2001, we received a non-approval letter from the United States Food and Drug Administration (FDA) for our New Drug Application (NDA) amendment for ATRAGEN(R) for acute promyelocytic leukemia (APL). Following this event, we reduced expenditures in our development plans and activities. Additionally, we reduced the number of full-time employees in January 2001 from 77 to 29. We plan to meet with the FDA and determine our alternatives regarding the NDA.

         We will continue to require substantial additional funds for our operations. At December 31, 2000, we had $9.1 million in cash, cash equivalents and investments. We believe that we can conserve our existing financial resources to satisfy our capital and operating requirements into the fourth quarter of 2001. Our accountants have issued a qualified opinion on our consolidated financial statements for the year ended December 31, 2000 indicating substantial doubt about our ability to continue as a going concern. We will, in all likelihood, need to further reduce our expenditures if we do not obtain additional financial resources by mid 2001. We retained Robertson Stephens, a San Francisco-based investment bank, to assist us in pursuing strategic alliances with companies in our industry. Also, we are actively pursuing other sources of financing. Sources of financing may not be available, or if available, will be dilutive or may have other adverse effect to the value of our shares. We may have to close operations and/or seek legal protection from our creditors. See "-- Additional Business Risks."

BUSINESS STRATEGY

         We have implemented a comprehensive strategy to become a commercial biopharmaceutical company involved in the identification, development and commercialization of novel medicines for treating cancer and infectious diseases. We believe our most significant assets lie in two key elements:

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

o Balanced Product Portfolio. We have a portfolio of clinical products that we believe provides a balanced development and commercialization risk profile. Two of our products are liposomal formulations of drugs that are currently on the market, designed to improve effectiveness and reduce adverse side effects. Liposomal formulations trap the drug within a lipid-based environment. We believe that this should contribute to a reduction in the development risks associated with our products. Two of our products are liposomal formulations of new compounds with novel mechanisms of action against a specific disease target. While these products are associated with a greater degree of development risk, we believe that these products may have a substantial impact against the diseases they are intended to treat. We believe that this balanced development and commercialization risk profile limits our dependence on a single product.

         In addition, we have expertise in preclinical development, drug formulation and delivery, quality assurance, quality control and analytical chemistry, drug manufacturing, regulatory and clinical affairs. In the past, we have relied on academic and corporate collaborations to provide opportunities to expand our pipeline of products for commercialization. Additional opportunities are available through our existing capabilities in drug formulation and delivery.

         Our marketing and commercialization strategy is designed to use a combination of approaches, including the development of our own commercial infrastructure as appropriate. We may market products in the United States through our own sales and marketing efforts or through co-marketing, and may elect to market products overseas through licensing arrangements with corporate partners. We expect to market those products requiring broader marketing and distribution efforts through licensing arrangements with corporate partners.

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

         Cancer

         The American Cancer Society estimates that in the United States alone more than 1.2 million new cases of cancer will be diagnosed and more than 500,000 people will die of cancer in 2001. According to the American Cancer Society, major classes of cancer include:

         o solid tumors, the most common of which are breast cancer, prostate cancer and cancers of the lung;

         o        cancers of the lymphoid system; and

         o        cancers of the blood.

         In the United States there are annually approximately 183,000 new cases of breast cancer, 164,000 new cases of lung cancer, 55,000 new cases of lymphoma and 30,800 new cases of leukemia, according to the American Cancer Society. Chemotherapy, surgery and radiation are the major components in the treatment of cancer. Chemotherapy is usually the primary treatment for cancers, such as hematologic malignancies, which cannot be excised by surgery. In addition, chemotherapy is increasingly being used as an adjunct to radiation and surgery to improve efficacy and reduce the incidence of metastasis, or spread of cancer, and as primary therapy for some solid tumors. The standard strategy for chemotherapy is to destroy the malignant cells by exposing them to as much drug as the patient can tolerate. Clinicians attempt to design a combination of drugs, dosing schedule and method of administration that increases the probability that malignant cells will be destroyed, while minimizing the harm to healthy cells.

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

PRODUCTS IN CLINICAL DEVELOPMENT

         The following table lists our clinical products, along with their current indications and clinical status:

         PRODUCT                              INDICATIONS                              CLINICAL STATUS
- ---------------------------     ----------------------------------------        ----------------------------
CANCER
ATRAGEN(R).................     Acute Promyelocytic Leukemia                    NDA appeal pending
                                Acute Promyelocytic Leukemia Monotherapy        Phase II enrollment closed
                                Non-Hodgkin's Lymphoma                          Phase II enrollment closed
                                Prostate Cancer                                 Phase II completed
                                Renal Cell Carcinoma                            Phase I/II enrollment closed
                                Acute Myelogenous Leukemia                      Phase II enrollment closed
                                Kaposi's Sarcoma                                Phase II completed
Annamycin..................     Breast Cancer                                   Phase II completed
                                Leukemia                                        Phase I/II completed
Aroplatin(TM)..............     Lung Cancer                                     Phase II completed
                                Renal Cell Carcinoma                            Phase II completed
INFECTIOUS DISEASES

Nyotran(R).................     Presumed Fungal Infections                      Phase III completed
                                Cryptococcal Meningitis                         Phase III completed
                                Candidemia                                      Phase II completed
                                Aspergillus Salvage                             Phase II
ATRAGEN(R).................     Hepatitis                                       Preclinical

         "Appeal pending" indicates that we will meet with the FDA and determine our alternatives. "Preclinical" indicates that the compound exhibits activity and that the product is being evaluated in animal models. "Phase I" indicates that the first phase of human clinical studies is being conducted with a small number of subjects in order to gain evidence of safety, establish the maximum dose of the drug which may be safely administered to patients and to characterize the distribution of a drug in a human patient. "Phase I/II" indicates that a product is being tested in humans primarily for safety and drug distribution, while preliminary measures of efficacy are also observed. "Phase II" indicates that a product is being tested in humans for safety and preliminary evidence of efficacy. "Phase III" indicates that a product is being tested in multi-center studies generally designed to provide evidence of efficacy and further safety of the product in a large number of patients. "Enrollment closed" indicates that we are no longer recruiting patients, recruited patients are being monitored according to the protocol and data is being gathered.

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

         ATRAGEN(R) for Acute Promyelocytic Leukemia (APL) (NDA appeal pending), APL monotherapy (Phase II enrollment closed), Non-Hodgkin's Lymphoma (Phase II enrollment closed), Prostate Cancer (Phase II completed), Renal Cell Carcinoma (Phase I/II enrollment closed), AML (Phase II enrollment closed), and Kaposi's Sarcoma (Phase II completed)

         ATRAGEN(R) is a lipid-based, intravenous formulation of all-trans-retinoic acid (ATRA). Our lipid formulation has been developed to change certain aspects of the drug's behavior in the body to overcome the known deficiencies of oral retinoids, such as the oral formulation of ATRA. ATRAGEN(R) has a different pharmacokinetics and distribution profile. In December 2000, we presented ATRAGEN(R) pharmacokinetic data at the 42nd Annual Meeting of the American Society of Hematology. These data were gathered from healthy volunteers in our pharmacokinetic study of ATRAGEN(R) compared to Vesanoid(R) (the oral formulation of ATRA). Analysis of pharmacokinetic parameters revealed a statistically significant 45% decrease in the area under the plasma drug concentration-time curve (AUC) after 9 days of oral ATRA dosing and a 32% decrease in day 9 maximum concentrations of the drug in the plasma (Cmax). In contrast, with ATRAGEN(R) there were no decreases in the AUC or Cmax. Dose-normalized exposure to tretinoin was 6 to 11 times greater with ATRAGEN(R) dosing than with oral ATRA dosing. Similarly, Cmax was 15 to 23 times higher following ATRAGEN(R) administration. Investigators concluded that patient exposure to tretinoin was much less variable with ATRAGEN(R) than with the oral formulation of ATRA. Although the results from this study did not constitute evidence of safety or effectiveness, they nevertheless provided a basis for investigating the safety and efficacy of ATRAGEN(R) in a broad range of cancers.

         Claims to methods of using ATRAGEN(R) are found in an issued United States patent. Claims to both the composition and its method of use are pending in continuing patent applications in the United States Patent Office. The issued patent drawn to ATRAGEN(R) and the continuing applications are assigned jointly to the Board of Regents of The University of Texas and Aronex Pharmaceuticals, with Aronex Pharmaceuticals as the exclusive licensee. Claims to the ATRAGEN(R) formulation have been allowed in the European Patent Office. See "-- Patents and Proprietary Rights."

         ATRAGEN(R) has been designated an orphan drug for the treatment of acute and chronic leukemia by the FDA. See "-- Government Regulation" and "-- Additional Business Risks -- Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products."

         INDICATIONS

         ACUTE PROMYELOCYTIC LEUKEMIA (APL) (NDA APPEAL PENDING)

         According to the American Cancer Society, approximately 1,000 new cases of APL in the United States are diagnosed annually, and each year approximately 277,000 patients in the United States develop the various types of cancer identified as potential indications for ATRAGEN(R). ATRAGEN(R) also may be useful in treating a variety of hematological malignancies and solid tumors.

         We completed a Phase I clinical trial of ATRAGEN(R) in 1995 in patients with cancers of the blood. Phase I data presented in the journal Blood during 1996 indicated that ATRAGEN(R) sustains levels in the blood after prolonged dosing, is well tolerated and shows evidence of activity against certain leukemias and lymphomas. We recently completed patient enrollment for the Phase II clinical evaluation of ATRAGEN(R) for its potential to induce remission in APL patients. In December 2000, pivotal Phase II efficacy and safety data compiled from sites in the Unites States and Peru were presented at the 42nd Annual Meeting of the American Society of Hematology. Efficacy data on 95 evaluable patients indicated that ATRAGEN(R) was an effective agent for inducing complete remission in APL patients. Safety data from 117 APL patients indicated that ATRAGEN(R) was safe and well tolerated at the 90 mg/m2 dose. Based on the pivotal Phase II data, in December 1998, we submitted an NDA with the FDA for ATRAGEN(R) for the treatment of patients with APL for whom therapy with the drug tretinoin is necessary but for whom an intravenous administration is required.

         In September 1999, we received a letter from the FDA notifying us that the application was not approvable in its current form. In July 2000, we submitted an amendment to the NDA and in January 2001, the FDA denied approval of our NDA amendment for ATRAGEN(R). Based on their review of the NDA amendment, the FDA stated that the proposed claim was not supported by the data contained in the amendment, and did not establish an identifiable population of patients who need tretinoin and cannot use the oral formulation. We are currently in discussions with the FDA seeking guidance regarding our available options at this time.

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

         APL MONOTHERAPY (PHASE II ENROLLMENT CLOSED)

         ATRAGEN(R) is also being assessed in Phase II clinical trials for its use as a monotherapy in the treatment of newly-diagnosed APL patients. Interim Phase II data presented in the journal Blood in January 2001 indicated that ATRAGEN(R) can induce long-term remissions. Some of the patients sustained ongoing remissions for as long as 24 months. Patient enrollment for this trial is now closed.

         NON-HODGKIN'S LYMPHOMA (PHASE II ENROLLMENT CLOSED)

         In 1998, we initiated a Phase II clinical trial in relapsed and refractory non-Hodgkin's lymphoma. In December 2000, we presented preliminary results at the 42nd Annual Meeting of the American Society of Hematology. The presented data represented 57 evaluable patients. In this heavily treated patient population with a highly unfavorable prognosis, 17 patients with cutaneous T cell lymphoma, aggressive B cell lymphoma or peripheral T cell lymphoma responded to treatment with ATRAGEN(R). Responders, some of whom are still being monitored, had a median progression-free survival of 6 months, an encouraging result. Toxicities were mostly mild, and most commonly were headache, dry skin, edema, arthralgia and xerostomia. Patient enrollment for this trial is now closed.

         PROSTATE CANCER (PHASE II COMPLETED)

         In 1998, we initiated a Phase II clinical trial in hormone-refractory prostate cancer. This trial has been completed. We are reviewing the data for this trial and anticipate presenting the data at an appropriate scientific meeting.

         RENAL CELL CARCINOMA (PHASE I/II ENROLLMENT CLOSED)

         In early 1999, a Phase I/II clinical trial in renal cell carcinoma was initiated at New York Presbyterian Hospital and the Weill Medical College of Cornell University under an institutional Investigational New Drug application, or IND. The Phase I/II trial was designed to determine the maximum tolerated dose of ATRAGEN(R) in combination with interferon alpha. In May 2000, preliminary data were presented at the American Society for Clinical Oncology meeting. Investigators reported that the combination of ATRAGEN(R) at 15 mg/m2 and interferon alpha at 5 million units was well tolerated without toxicity. In this report, two out of three evaluable patients had experienced a partial remission. Patient enrollment for this Phase I/II clinical trial is now closed and we plan to report additional data at further scientific meetings.

         ACUTE MYELOGENOUS LEUKEMIA (PHASE II ENROLLMENT CLOSED)

         In late 1999, we initiated a Phase II clinical trial in acute myelogenous leukemia. Patient enrollment for this trial is closed and we continue to monitor patients according to the protocol. We are currently gathering the data for analysis.

         KAPOSI'S SARCOMA (PHASE II COMPLETED)

         ATRAGEN(R) has also been assessed in Phase II clinical trials for the treatment of Kaposi's sarcoma. Clinical trial results indicated that ATRAGEN(R) was generally well tolerated, with headaches and dry skin being the primary reported adverse events. We are not presently pursuing this indication, although we may do so in the future.

         ANNAMYCIN for Refractory Breast Cancer (Phase II completed) and Refractory Leukemia (Phase I/II completed)

         Annamycin is a novel chemical entity belonging to the class of widely prescribed anti-cancer agents known as anthracyclines. This class of drug, which includes doxorubicin, daunorubicin and idarubicin, has been shown to be effective, either alone or in combination, against proliferating cancer cells. Anthracyclines currently on the market, however, suffer from two primary limitations:

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

         Annamycin was designed to overcome these two major limitations. In contrast to conventional chemotherapeutic agents, Annamycin is structured so that it avoids the mechanism of operation of the trans-cell membrane pump believed to be one of the mechanisms responsible for multi-drug resistance. Our preclinical studies have shown that Annamycin, which is a lipid-based formulation of a novel anthracycline, may be active against multi-drug resistant tumor cells that over-express at least two of the pumps that are believed to be, at least in part, responsible for tumor cells becoming resistant to treatment. This over-expression implies that the levels of the enzymes present in a particular person exceed the levels found in a healthy or normal person. Our preclinical studies of Annamycin in animals bearing human tumors also indicate that Annamycin may be less cardiotoxic than doxorubicin. A Phase I dose-escalating clinical trial of Annamycin was completed in August 1997. Data from this trial were presented at the American Society of Clinical Oncology meeting in May 1997. Annamycin has been evaluated in Phase II multi-center clinical trials in breast cancer patients whose tumors are resistant to conventional therapies. In April 1999, we initiated a Phase I/II clinical trial in refractory leukemia patients. All of the Annamycin clinical trials are now completed. We anticipate reporting data on the Phase I/II leukemia trial later in 2001. We are currently evaluating the Annamycin clinical development program. See "-- Additional Business Risks -- Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products."

         We believe that there is a substantial market for an agent which is active against multi-drug resistance and exhibits an improved safety profile over doxorubicin. The American Cancer Society estimates that each year there are approximately 183,000 new cases of breast cancer in the United States. Annamycin also may be useful in treating other varieties of solid tumors, leukemias and lymphomas.

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

         Our liposomal formulation of Annamycin is the subject of an issued United States patent, licensed exclusively to us by The University of Texas M.D. Anderson Cancer Center. In addition, a patent has issued in the United States with respect to an improved process for preparing Annamycin. This patent is exclusively licensed to us under our agreements with M.D. Anderson and the Regents of The University of Texas. The drug, Annamycin, is the subject of a patent that has been non-exclusively sublicensed to us by M.D. Anderson, which M.D. Anderson licensed from Ohio State University. See "-- Patents and Proprietary Rights."

         AROPLATINTM for Lung Cancer (Phase II completed) and Renal Cell Carcinoma (Phase II completed)

         Together with M.D. Anderson we are developing a novel liposomal platinum analogue, Aroplatin(TM), for the treatment of solid tumors. Aroplatin(TM) has been designed to overcome the toxicity and resistance that currently limits the usefulness of platinum, a chemotherapeutic agent widely used in the treatment of solid tumors. Phase I clinical trials have been conducted under a physician's IND at M.D. Anderson.

         Aroplatin(TM) has been evaluated in two Phase II clinical trials, under institutional INDs at M.D. Anderson:

         o a trial for the treatment of mesothelioma, a type of lung cancer, funded by the Office of Orphan Drug Products at the FDA; and

         o a trial for the treatment of metastatic renal cell carcinoma funded by us.

         In November 1999, we assumed ownership of the institutional INDs for Aroplatin(TM) and began conducting our own clinical development programs for this product. Aroplatin(TM) has been designated an orphan drug for the treatment of malignant mesothelioma by the FDA.

         In September 2000, we presented preliminary Phase II data at the 9th World Conference on Lung Cancer. The presented data represented 34 patients with malignant pleural mesothelioma. Among 23 patients who had both pre- and post-treatment tissue biopsies, 56% showed no evidence of tumor on biopsy after treatment. Among 18 patients at baseline who had both pre- and post-treatment cytology samples, 83% revealed no evidence of tumors in cytologic specimens. Investigators concluded that Aroplatin(TM) treatment produced a high rate of pathologic response and appeared to be a promising therapeutic approach in patients with malignant pleural mesothelioma.

         We have obtained multiple patents drawn to aspects of Aroplatin(TM). Claims of issued United States patents cover a method of treating subjects with Aroplatin(TM). These patents are exclusively licensed under our agreement with M.D. Anderson and the Regents of the University of Texas. Aroplatin(TM) patent claims are allowed in Europe.

         A patent application filed in the United States by Sumitomo Pharmaceuticals Co. Ltd. overlapped claims included in the United States patents licensed to us and were the subject of an interference proceeding in the United States Patent and Trademark Office. In December 2000, we resolved this interference by signing a license agreement with Sumitomo Pharmaceuticals that gives us exclusive rights in the United States to a particular class of DACH platinum compounds that were the basis for the interference. See "-- Collaborative Agreements."

INFECTIOUS DISEASES

         Our infectious diseases program centers on the development of new agents for the treatment of infectious diseases, including those that occur in patients with weakened immune systems. The clinical program presently focuses on two products: the development of Nyotran(R) for life-threatening systemic, or internal, fungal infections, and ATRAGEN(R) for hepatitis.

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

         We believe that the drugs that are currently used to treat systemic fungal infections, including fluconazole, itraconazole, amphotericin B and liposomal formulations of amphotericin B, have limitations that present a need for new therapies. Data from recent in vitro, or test tube, studies as well as clinical trial data indicate that a number of fungal strains are becoming increasingly resistant to known therapies. Fluconazole and itraconazole are relatively safe and effective in inhibiting fungal growth in Candida, but are not effective in inhibiting fungal growth in Aspergillus and are generally not effective in treating fungal infections in patients who are seriously ill and whose immune systems are compromised and not functioning properly. Amphotericin B is very active against both Candida and Aspergillus but is highly toxic. Several companies have developed liposomal versions of amphotericin B that are designed to reduce the potential toxicity of amphotericin B.

         Nyotran(R) is a lipid-based, intravenous formulation of the drug nystatin, an established, widely-used topical anti-fungal agent. Although nystatin has proven to be a potent anti-fungal against a broad spectrum of fungi, including Candida, Cryptococcus, Histoplasma, Blastomyces and Aspergillus, its poor solubility and toxicity have previously precluded its systemic administration as a therapy for these fungal infections. Our proprietary formulation, Nyotran(R), reduces the toxicity of nystatin. In addition, we believe that the lipid-based formulation of Nyotran(R) addresses the solubility problem of nystatin. We believe Nyotran(R) offers potential advantages over current systemic anti-fungal therapies. Our in vitro studies indicate that it is active against a range of fungal strains, including Candida, Aspergillus, Cryptococcus and Fusarium species, some of which are resistant to currently available anti-fungal therapies. We believe that our clinical trials suggest that Nyotran(R) can be administered at doses that are effective in treating Aspergillus, Candida and Cryptococcus infections.

         The strategy for the development of Nyotran(R) has involved several stages. We have conducted three Phase I clinical studies which demonstrated a favorable safety profile. We completed a Phase II open label study in patients with Candidemia evaluating Nyotran(R) at multiple doses. Results from this study indicate that a dose of one- third of the maximum tolerated dose established in Phase I appears to be efficacious. Based upon data from this study, we initiated Phase III comparative multicenter trials in the United States, Australia and Europe of Nyotran(R) against amphotericin B in patients with presumed fungal infections. Most frequently, in a hospital environment, a patient with a fever of unknown origin will be treated with an antibiotic. When this treatment proves ineffective, the physician then presumes that the patient has a fungal infection, and begins treatment with an anti-fungal agent. The diagnosis of a confirmed fungal infection may occur several days after anti-fungal therapy has begun. We completed the clinical trials for presumed fungal infections in late 1998. Data from these trials demonstrating that Nyotran(R) and amphotericin B were equivalent in treating presumed fungal infections were presented at the September 1999 39th Interscience Conference on Antimicrobial Agents and Chemotherapy meeting.

         To expand the potential indications for Nyotran(R), we commenced Phase III trials for patients with cryptococcal meningitis and Phase II Aspergillus salvage. The Aspergillus salvage trials are designed to treat patients with Aspergillus who have failed treatment with current products. In late 1999, we completed the Phase III trials designed to show the equivalency of Nyotran(R) versus amphotericin B in the treatment of confirmed cryptococcal meningitis. In February 2000, we announced our preliminary findings from this trial. The data demonstrated that Nyotran(R) was not equivalent to amphotericin B with respect to the primary efficacy endpoint but there was no difference with respect to survival, a secondary endpoint. The data also indicated a favorable renal toxicity profile when compared to amphotericin B. Having gathered data from four clinical trials, we met with the FDA in April 2000 to discuss our strategy for submission of our NDA in the United States. Based on these discussions, we are now conducting an historical comparative trial in refractory invasive Aspergillus. Following submission of our NDA in the United States, we will review the strategy for filings in Europe and other parts of the world that will be accomplished by Abbott Laboratories. See and "-- Additional Business Risks -- Clinical Trial Results May Result in Failure to Obtain FDA Approval and Inability to Sell Products" and "-- Collaborative Agreements -- Collaborative Agreement with Abbott Laboratories."

         In November 1998, we entered into a license agreement with Abbott Laboratories for Nyotran(R). The license agreement provides Abbott with exclusive worldwide rights to market and sell Nyotran(R), subject to rights previously granted to Grupo Ferrer Internacional, S.A. in Spain and Portugal and certain co-promotion rights retained by us in the United States and Canada. Abbott has paid us milestone and up-front payments of $14.7 million under the license agreement and purchased common stock for $3.0 million under a related stock purchase agreement. Abbott has provided funding for the clinical development of Nyotran(R) and will make subsequent milestone payments if specified sales targets are achieved. Abbott has agreed to pay us royalties which increase in amount based upon the level of product sales of Nyotran(R) in each year. See "-- Collaborative Agreements -- Collaborative Agreement with Abbott Laboratories."

         The active ingredient of Nyotran(R), nystatin, is available commercially. We have utilized a contract manufacturer for our clinical requirements of Nyotran(R), who we believe to be capable of satisfying the quantities required for clinical trials and anticipated quantities for initial commercial sales. However, we expect Abbott to manufacture the quantities of Nyotran(R) necessary to conduct any remaining clinical trials and, following regulatory approval, to manufacture Nyotran(R) for commercial sale.

         Current treatment for systemic fungal infection is largely limited to amphotericin B, several liposomal formulations of amphotericin B and fluconazole. Amphotericin B has been a common choice for the treatment of systemic fungal infections. The clinical usefulness of amphotericin B is limited, however, because serious toxicity can occur at doses that are only marginally effective. Liposomal formulations of amphotericin B have been developed by several companies, including Elan Corp., Gilead Sciences and ALZA Corporation. Each of these companies' products have regulatory approval in the United States and other countries. Each of these liposomal formulations shows a reduction in toxicity as compared to amphotericin B. Pfizer Inc.'s fluconazole, the world's largest selling anti-fungal product, is an oral formulation used for a wide range of less serious Candida indications. The FDA recently approved Cancidas(R) for resistant and refractory invasive Aspergillus. Cancidas(R) is marketed by Merck & Co., Inc. We are aware of other anti-fungal agents currently in clinical development.

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

         ATRAGEN(R) for Hepatitis (Preclinical)

         We have been evaluating ATRAGEN(R), our lipid-based, intravenous formulation of ATRA, for hematological malignancies and solid tumors. See "Cancer-- ATRAGEN(R)."

         In late 2000, some patients being treated with ATRAGEN(R) for APL were noted to have become coincidentally infected with viral hepatitis (types B and C) unrelated to ATRAGEN(R) . The clinicians were concerned that the addition of cytotoxic chemotherapy to the anti-leukemia regimen would make the viral hepatitis worse, and elected to continue treating APL with ATRAGEN(R) alone, which was successful in inducing complete remission. The viral hepatitis also improved while the patient was receiving ATRAGEN(R) therapy, with viral loads dropping in a precipitous fashion. After consultation with experts in the field of viral hepatitis and based on knowledge gathered from scientific literature of the potential effects of high dose retinoids, we have initiated a preclinical program to evaluate the efficacy of ATRAGEN(R) in an animal model of this disease.

         A pending United States patent application subject to assignment to Aronex Pharmaceuticals is drawn for this indication. See "-- Patents and Proprietary Rights."

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

         Collaborative Agreement with Abbott Laboratories

         In November 1998, we entered into a stock purchase agreement and a license agreement with Abbott for Nyotran(R). The license agreement provides Abbott with exclusive worldwide rights to market and sell Nyotran(R), subject to rights previously granted to Grupo Ferrer Internacional, S.A. in Spain and Portugal and co-promotion rights retained by us in the United States and Canada for an initial two-year period. These co-promotion rights will renew annually thereafter for successive one-year periods unless canceled by either party. To date, Abbott has purchased $3.0 million of our common stock and paid us up-front and milestone payments of $14.7 million under the license agreement. Abbott's payments to us provided funding for the clinical development of Nyotran(R), and subsequent milestones are due if specified sales targets are achieved. However, there can be no assurance that these milestone payments will be made. Once paid, all payments are non-refundable. Abbott will also pay us royalties that increase in amount based upon the level of product sales of Nyotran(R) in each year.

         The licenses granted under the Nyotran(R) agreement terminate on a country-by-country basis on the expiration of the last patent relating to that product in that country. The agreement is terminable by Abbott in the event certain regulatory approvals are not obtained or other specified events occur, such as adverse safety and efficacy issues, and are terminable by either party on the occurrence of a breach that is not cured by the breaching party within a certain time period after notice has been given to that breaching party.

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

         The license agreements generally remain in force until the expiration of the last patent subject to the agreements. Either party may terminate the license agreements after 60 days notice to the other party in the event of a material breach of the terms of that agreement. M.D. Anderson has the right to terminate either license agreement with 90 days notice for failure to convert the licensed subject matter to a commercial form; however, we believe our ongoing and active development efforts directed at commercial marketing of the licensed products currently satisfy this obligation.

         From our inception in 1986 through 1999, we contracted with M.D. Anderson in conjunction with the license agreements through which we funded research and development expenses incurred by the M.D. Anderson scientists that relate to the technology licensed by us. Funding for these research and development contracts ended with a final payment early in 2000. However, these contracts still grant us an exclusive worldwide license to technology developed as a result of research funded by us.

         Relationship with Sumitomo Pharmaceuticals Co., Ltd.

         In December 2000, we entered into a license agreement with Sumitomo Pharmaceuticals that gives us the exclusive right in the United States to a particular class of DACH platinum compounds. Aroplatin(TM), one of our products in clinical development, is a liposomal formulation of a novel platinum compound from this class of drugs. Under this agreement, Sumitomo Pharmaceuticals received a $500,000 up-front payment from us in 2001, and will receive subsequent milestone payments based on regulatory filings, approval and sales of Aroplatin(TM), and royalties on the sales of Aroplatin(TM) in the United States. Except for the treatment of hepatoma, the license agreement gives us the exclusive right to make, use, develop, import and sell Aroplatin(TM) in the United States.

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

PATENTS AND PROPRIETARY RIGHTS

         Our ability to commercialize any products will depend, in part, upon our ability or the ability of our licensors to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing upon the proprietary rights of third parties. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Some of the United States patents and patent applications owned by or licensed to us are method-of-use patents that cover the use of certain compounds to treat specified conditions, and composition-of-matter patents are not available for some of our product candidates. We cannot assure that:

         o the patent applications licensed to or owned by us will result in issued patents;

         o patent protection will be secured for any particular technology;

         o any patents that have been or may be issued to us or our licensors will be valid or enforceable;

         o        any patents will provide meaningful protection to us;

         o        others will not be able to design around the patents; or

         o our patents will provide a competitive advantage or have commercial application.

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

         We cannot give assurance that the manufacture, use or sale of our product candidates will not infringe patent rights of others. We may be unable to avoid infringement of those patents and may be required to seek a license, defend an infringement action, or challenge the validity of the patents in court. We cannot give assurance that a license will be available to us, if at all, upon terms and conditions acceptable to us or that we will prevail in any patent litigation. Patent litigation is costly and time consuming, and we cannot assure that we will have sufficient resources to bring the litigation to a successful conclusion. If we do not obtain a license under such patents, are found liable for infringement, or are not able to have infringing patents declared invalid, we may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring these licenses. While no specific study has been conducted, we do not believe that the commercialization of our products pursuant to our license agreements will infringe upon the patent rights of others. However, we cannot assure that we have identified all or any United States and foreign patents that pose a risk of infringement.

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

         The patent laws of the United States have recently been modified. Modifications include publication of patent applications under certain circumstances and modified patent reexamination procedures. The effect of these legislative changes on our intellectual property estate is uncertain.

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

         Clinical trials are typically conducted in three sequential phases which may overlap. In Phase I, the initial introduction of the drug to humans, the drug is tested for safety, dosage tolerance, metabolism, distribution and excretion. Phase II involves studies of a limited patient population to gather evidence about the efficacy of the drug for specific targeted indications, dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks. When a product has shown evidence of efficacy and has an acceptable safety profile in a Phase II evaluation, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at geographically dispersed clinical trial sites. Phase III clinical trials are not always required, however, where the data obtained in Phase II trials is determined to be "pivotal." There can be no assurance that any of our clinical trials will be completed successfully or within any specified time period. We or the FDA may suspend clinical trials at any time.

         We have designed the protocols for our pivotal clinical trials based on analysis of our research, including various parts of our Phase I and Phase II clinical trials. Although copies of our pivotal clinical trial protocols have been submitted to the FDA, there can be no assurance that the FDA, after the results of the pivotal clinical trials have been announced, will agree with the design of the pivotal clinical trial protocols. In addition, the FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites, including case report forms and record keeping procedures, and the performance of the protocols by clinical trial personnel to determine compliance with good clinical practices established by the FDA. The FDA also looks to determine that there was no bias in the conduct of clinical trials. The conduct of clinical trials in general and the performance of the pivotal clinical trial protocols is complex and difficult. There can be no assurance that the design or the performance of the pivotal clinical trial protocols will be successful.

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

         Before our products can be marketed outside of the United States, they are subject to regulatory approval similar to FDA requirements in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. No action can be taken to market any drug product in a country until an appropriate application has been approved by the regulatory authorities in that country. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country and the time spent in gaining approval varies from that required for FDA approval. In some countries, the sale price of a drug product must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves any of our products, no assurance can be given that it will approve satisfactory prices for the products.

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

COMPETITION

         We believe that our products, because of their unique pharmacologic profiles, will become useful new treatments for cancers and infectious diseases, either as alternatives to or in combination with other pharmaceuticals. We are engaged in pharmaceutical product development characterized by rapid technological progress. Many established biotechnology and pharmaceutical companies, universities and other research institutions with resources significantly greater than ours may develop products that directly compete with our products. Those entities may succeed in developing products, including liposomes and liposomal products, that are safer, more effective or less costly than our products. Even if our products should prove to be more effective than those developed by other companies, other companies may be more successful than us because of greater financial resources, greater experience in conducting preclinical and clinical trials and obtaining regulatory approval, stronger sales and marketing efforts, earlier receipt of approval for competing products and other factors. If we commence significant commercial sales of our products, we or our collaborators will compete in areas in which we have little or no experience such as manufacturing and marketing. There can be no assurance that our products, if commercialized, will be accepted and prescribed by healthcare professionals.

         Some of our competitors are active in the development of proprietary liposomes and in liposomal research and product development to treat cancer and certain fungal infections. Those competitors include Elan Corp, Gilead Sciences and ALZA Corporation. Each of these companies' products have regulatory approval in the United States and other countries. Any marketing of these and other products that treat disease indications targeted by us could adversely affect the market acceptance of our products as a result of the established market recognition and physician familiarity with the competing product. The presence of directly competitive products could also result in more intense price competition than might otherwise exist, which could have a material adverse effect on our financial condition and results of operations. We believe that competition will be intense for all of our product candidates.

EMPLOYEES

         As of January 31, 2001, we had 29 full-time employees, 21 of whom were engaged in development, clinical and regulatory affairs and 8 of whom were engaged in business development and administration. We have not experienced any work stoppages and consider relations with our employees to be good. We reduced our number of full time employees in January 2001 from 77 full-time employees in December 2000 in order to reduce the amount of our expenditures in an effort to preserve our cash reserves. We retained those individuals necessary to maintain our current business plan.

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



         We have incurred losses and have had negative cash flows from operations since inception. We have funded our activities primarily from sales of stock and, to a lesser extent, from revenues under research and development agreements and grants. As of December 31, 2000, our accumulated deficit was $119.5 million. To date, we have dedicated most of our financial resources to the research and development of products, general and administrative expenses, and the prosecution of patents and patent applications.

         We expect to incur operating losses for at least the next several years. This is primarily attributable to our plan to spend substantial amounts on research and development of products, including preclinical studies and clinical trials, and, if we obtain necessary regulatory approvals, on sales and marketing efforts. We cannot assure that we will ever generate revenue from product sales, receive royalties attributable to product sales by our licensees, become profitable or that we will remain profitable if and when we become profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and "-- Liquidity and Capital Resources."

We Will Require Future Capital and Are Uncertain of the Availability or Terms of Additional Funding, Which May Lead to Dilution or Other Adverse Effects to the Value of Our Shares or Our Shareholders' Rights Even if Funding Is Available

         In January 2001, we received a non-approval letter from the FDA for our NDA amendment for ATRAGEN(R). Following this event, we reduced expenditures in our development plans and activities. Additionally, we reduced the number of full-time employees in January 2001 from 77 to 29.

         At this time, the majority of our clinical trials have reached the stage where we have completed patient enrollment for their current phase. At the current time, we are gathering clinical trial data for analysis. We anticipate reporting the data at appropriate scientific meetings. Before we initiate any new clinical trials, we will analyze each product's likelihood for approval, the cost of the proposed clinical trial, cash available at such time and the inherent risk profile. We anticipate these steps will assist us in maximizing shareholder value. See "Products in Clinical Development."

         We will continue to require substantial additional funds for our operations. At December 31, 2000, we had $9.1 million in cash, cash equivalents and investments. We believe that we can conserve our existing financial resources to satisfy our capital and operating requirements into the fourth quarter of 2001. Our accountants have issued a qualified opinion on our consolidated financial statements for the year ended December 31, 2000 indicating substantial doubt about our ability to continue as a going concern. We will, in all likelihood, need to further reduce our expenditures if we do not obtain additional financial resources by mid 2001. Sources of financing may not be available, or if available, will be dilutive or may have other adverse effect to the value of our shares. We may have to close operations and/or seek legal protection from our creditors.

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

Our Common Stock Could Be Delisted from NASDAQ

         Although our common stock presently lists on the Nasdaq National Market, we must maintain certain minimum financial requirements for continued inclusion on Nasdaq. At the present time, we do not meet these criteria. If we cannot satisfy Nasdaq's maintenance requirements, Nasdaq may delist our common stock. In such event, trading in our common stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of our common stock could be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reductions in the security analysts' and the news media's coverage of us, and lower prices for our common stock that it might otherwise attain.

Stockholders Face the Risks of Holding "Penny Stocks"

         If Nasdaq delists our common stock, it could become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other that established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of the holders of our common stock to sell their shares in the secondary market.

         Regulations of the Securities and Exchange Commission, the "Commission", define "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less that $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction of penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. The Commission also requires disclosure about commissions payable to both of the broker-dealer and the registered representative and current quotations of the securities. Finally, the Commission requires monthly statements to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         These penny stock restrictions will not apply to our common stock if Nasdaq continues to list it and has certain price and volume information provided on a current and continuing basis and we meet certain minimum net tangible assets or average revenue criteria. At the present time, we do not meet these criteria. Even if our common stock were exempt from such restrictions, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If our common stock were subject to the rules on penny stocks, the market liquidity for our common stock could be severely and adversely affected.

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

         In January 2001, the FDA denied approval for our amendment to the NDA for ATRAGEN(R) for APL. We intend to meet with the FDA to address their concerns and attempt to move the approval process to a conclusion. We cannot assure that we will be able to adequately address the FDA's concerns in a timely manner, if at all. See "Business -- Products in Clinical Development -- ATRAGEN(R)".

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

Our Products Must Obtain Regulatory Approval in Other Countries which Delay or Prohibit Sales

         We and licensees of our products must obtain regulatory approvals in countries other than the United States before marketing products in those countries. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we or our licensees may obtain regulatory approval for a product in a particular country, but then be subject to price regulation that prevents the sale of the product at satisfactory prices. See " Business-- Government Regulation."

We Experience a Substantial Degree of Uncertainty Relating to Patents that, if Determined To Be Unenforceable, Could Result in the Loss of the Patent or Claims Against Us

         Our success will depend to a large extent on our ability to:

         o obtain United States and foreign patent protection for drug candidates and processes;

         o        preserve trade secrets; and

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

         We also cannot be completely sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for such inventions. Furthermore, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Existing or future patents may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. We cannot assure that any of our rights under any issued patents will provide sufficient protection against competitive products or otherwise cover commercially valuable products or processes. We may not have identified all United States and foreign patents that pose a risk of infringement. See " Business -- Cancer", "-- Aroplatin(TM)" and "-- Patents and Proprietary Rights."

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

         The manufacture, use or sale of our products may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, if we fail to successfully defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, and fail successfully to defend an infringement action or to have infringing patents declared invalid, we may:

         o        incur substantial money damages;

         o        encounter significant delays in bringing products to market;
                  and/or

         o be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring licenses.

         In December 2000, we resolved our interference proceeding with Sumitomo Pharmaceuticals for Aroplatin(TM) by entering into a license agreement for their compound. See "Business -- Collaborative Agreements" for a discussion of the terms of this agreement.

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

We Have No Experience in Sales, Marketing and Distribution and Rely on Third Parties, which May Result in Lower Sales, Higher Costs or Lower Profit Margins

         We anticipate relying on one or more pharmaceutical companies to market our products to customers and, wherever possible, to retain co-marketing rights in certain markets such as the United States and Canada. Agreements have already been entered into with Abbott and Grupo Ferrer for distribution of Nyotran(R). We have retained co-marketing rights under the Abbott agreement for a limited period of time. See "Business -- Collaborative Agreements." To the extent that we use distribution arrangements with third parties to market products, our ability to generate revenues and profits will depend upon the efforts of these third parties.

Our Ability to Enter into Collaborative Arrangements Is Critical to Our Successful Development, Sales and Licensing of Products and Potential Profitability

         We are a product development company with limited resources. We do not conduct research and we have no marketing and sales department. Therefore, our present strategy involves entering into arrangements with corporate, government and academic collaborators, licensors, licensees and others. As a consequence, our success may depend in large part on the success of these other parties in performing their responsibilities. Also, we may not be able to establish additional collaborative arrangements or license agreements that are necessary to develop and commercialize products. Even if established, these collaborative or license agreements may not be successful. Some of these collaborative agreements and license agreements provide for milestone payments to us and others require us to pay milestone payments to others. We may not be able to achieve the milestones that trigger payments to us. In addition, payments by us may not result in the development of marketable products by our collaborators. See "Business-- Collaborative Agreements."

Our Competitors May Have Greater Resources or Better Products

         We believe that competition will be intense for all of our product candidates. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors have greater financial and other resources than we do. These competitors may succeed in developing products that are safer, more effective or less costly than our products. Even if our products prove to be more effective than those developed by our competitors, our competitors may be more successful because of greater financial resources, greater experience in conducting preclinical and clinical trials and obtaining regulatory approval, stronger sales and marketing efforts, earlier receipt of approval for competing products and other factors.

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

         We cannot predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect any legislation or regulation might have on our business.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol "ARNX." The last sale price of the common stock as reported on the Nasdaq National Market on March 23, 2001, was $0.875 per share. At December 31, 2000, there were approximately 250 holders of record and approximately 6,100 beneficial owners of our common stock. The following table sets forth the range of high and low sales prices per share of common stock, as reported on the Nasdaq National Market, during the periods presented.

YEAR ENDED DECEMBER 31, 1999:                                                    HIGH           LOW
                                                                               ---------    ----------
   1st Quarter...............................................................  $  3 1/8     $  11 15/16
   2nd Quarter...............................................................     7 1/8         2 11/16
   3rd Quarter...............................................................     7 1/16        3 3/8
   4th Quarter...............................................................     4             2 9/16

YEAR ENDED DECEMBER 31, 2000:
   1st Quarter...............................................................  $  5 1/4     $   2 3/4
   2nd Quarter...............................................................     3 5/8         2 1/2
   3rd Quarter...............................................................     5             2 2/3
   4th Quarter...............................................................     5 4/9         3 1/8

YEAR ENDED DECEMBER 31, 2001:
   1st Quarter (Through March 23, 2001)......................................  $  4 4/7     $     7/8

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

STOCKHOLDER RIGHTS PLAN

         On October 6, 1999, we adopted a rights agreement ("Rights Plan") under which we distributed a dividend consisting of one preferred stock purchase right (a "Right") for each share of our common stock held of record as the close of business on October 18, 1999. We will also distribute a Right for each share issued thereafter until the earlier of the Distribution Date (as defined in the Rights Plan), redemption of the Rights or expiration of the Rights. The Rights Plan is designed to deter coercive tactics and to prevent an acquirer from gaining control of the Company without offering fair value. The Rights will expire on October 18, 2009, subject to earlier redemption or exchange. Each Right entitles its holder to purchase from us one one-hundredth of a share of Series One Junior Participating Preferred Stock at $32.00 per one one-hundredth of a share, subject to standard anti-dilution adjustments. Generally, the Rights become exercisable only if a Person (as defined) acquires beneficial ownership of 20% or more of our outstanding common stock.

         A complete description of the Rights, the Rights Plan between us and American Stock Transfer and Trust Company, as rights agent, and the Series One Junior Participating Preferred Stock is hereby incorporated by reference from the information appearing under Item 5 of our current report on Form 8-K dated October 6, 1999.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected financial data set forth below are derived from our financial statements as of and for each of the years in the five-year period ended December 31, 2000, which have been audited by Arthur Andersen LLP, independent public accountants. In order to complete the development and other activities to commercialize our products, additional financing will be required. Accordingly, our independent public accountants' report on the financial statements for the year ended December 31, 2000 includes an explanatory fourth paragraph expressing substantial doubt about our ability to continue as a going concern. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                                     YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                   1996          1997          1998          1999          2000
                                                ----------    ----------    ----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Research and development grants
        and contracts .......................   $    2,670    $      841    $    6,737    $   11,052    $    3,219
                                                ----------    ----------    ----------    ----------    ----------
        Total revenues ......................        2,670           841         6,737        11,052         3,219
Expenses:
   Research and development .................       10,357        13,993        22,793        21,494        16,611
   Purchase of in-process research
        and development .....................          242         3,000            --            --            --
   Selling, general and administrative ......        1,620         2,641         3,354         4,652         3,241
                                                ----------    ----------    ----------    ----------    ----------
        Total expenses ......................       12,219        19,634        26,147        26,146        19,852
                                                ----------    ----------    ----------    ----------    ----------
Operating loss ..............................       (9,549)      (18,793)      (19,410)      (15,094)      (16,633)
Other income (expense):
   Interest income ..........................        1,692         2,059         1,265         1,330           926
   Gain on sale of investments ..............           --            --            --            --         2,653
   Interest expense and other ...............         (173)         (257)          (86)         (330)         (448)
                                                ----------    ----------    ----------    ----------    ----------
Other income, net ...........................        1,519         1,802         1,179         1,000         3,131
Net loss before cumulative effect of
        change in accounting principle ......       (8,030)      (16,991)      (18,231)      (14,094)      (13,502)
   Cumulative effect of change in
        accounting principle ................           --            --            --            --        (4,455)
                                                ----------    ----------    ----------    ----------    ----------
Net  loss ...................................   $   (8,030)   $  (16,991)   $  (18,231)   $  (14,094)   $  (17,957)
                                                ==========    ==========    ==========    ==========    ==========
Loss per share before cumulative effect
   of change in accounting principle ........   $    (0.62)   $    (1.14)   $    (1.17)   $    (0.65)   $    (0.54)
   Cumulative effect of change in
        accounting principle ................           --            --            --            --         (0.18)
                                                ----------    ----------    ----------    ----------    ----------
Net loss per share ..........................   $    (0.62)   $    (1.14)   $    (1.17)   $    (0.65)   $    (0.72)
                                                ==========    ==========    ==========    ==========    ==========
Weighted average shares used in
   computing basic and diluted loss per
   share ....................................       13,048        14,896        15,571        21,727        24,847
Pro forma amounts assuming the
   accounting change is applied
   retroactively:
   Net loss .................................   $   (8,030)   $  (16,991)   $  (23,104)   $  (13,676)
                                                ==========    ==========    ==========    ==========
   Net loss per share .......................   $    (0.62)   $    (1.14)   $    (1.48)   $    (0.63)
                                                ==========    ==========    ==========    ==========


                                                                     YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                   1996          1997          1998          1999          2000
                                                ----------    ----------    ----------    ----------    ----------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-
   term and long-term investments ...........   $   41,388    $   29,954    $   20,390    $   20,252    $    9,075
Total assets ................................       44,281        32,125        23,045        22,734        11,042
Total long-term obligations .................          146             6         1,012         3,517         3,620
Deficit accumulated during
   development stage ........................      (52,213)      (69,204)      (87,435)     (101,529)     (119,486)
Total stockholders' equity ..................       40,477        27,379        13,610        14,731         2,665

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes contained elsewhere herein.

OVERVIEW

         Since our inception in 1986, we have primarily devoted our resources to fund research, drug discovery and development. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we expend our resources for product research and development, preclinical and clinical testing and regulatory compliance. We have sustained losses of $119.5 million through December 31, 2000. Our research and development activities and operations have been financed primarily through public and private offerings of securities and, to a lesser extent, from revenues under research and development agreements and grants. Our operating results have fluctuated significantly during each quarter, and we anticipate that these fluctuations, largely attributable to varying commitments and expenditures for clinical trials and research and development, will continue for the next several years. In January 2001, we received a non-approval letter from the United States Food and Drug Administration (FDA) for our New Drug Application (NDA) amendment for ATRAGEN(R) for acute promyelocytic leukemia (APL). Following this event, we reduced expenditures and curtailed our development plans and activities. Additionally, we reduced the number of full-time employees in January 2001 from 77 to 29. We plan to meet with the FDA and determine our alternatives for this NDA.

RESULTS OF OPERATIONS

         Years Ended December 31, 1999 and 2000

         During 2000, we adopted United States Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. Payments for services under research and development grants and contracts that are specifically tied to a separate earnings process are recognized as revenue as the services are performed. In situations where we receive payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Non-refundable fees, including payments for up-front licensing fees and milestones (collectively, " Non-refundable Fees"), are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete, and total Non-refundable Fees received. Prior to January 1, 2000, we had recognized revenue from Non-refundable Fees when we had no obligations to return the fees under any circumstances, and there were no additional contractual services to be provided or costs to be incurred by us in connection with the Non-refundable Fees.

         The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $4.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $4.5 million represents portions of 1998 and 1999 Non-refundable Fees from Abbott Laboratories in consideration for the exclusive worldwide rights to market and sell Nyotran(R). For the year ended December 31, 2000, we recognized $2.8 million of research and development grants and contracts revenue that was included in the cumulative effect adjustment as of January 1, 2000. The balance of the deferred revenue from this adjustment, $1.7 million, will be recognized in the future as we incur costs relating to obtaining approval for Nyotran(R) from the FDA.

         Prior period financial statements have not been restated to apply SAB 101 retroactively; however, the pro forma amounts included in the consolidated statements of operations show the net loss and per share net loss assuming we had retroactively applied SAB 101 to all prior periods.

         Interest income decreased by 30% to $926,000 in 2000, from $1.3 million in 1999. This decrease resulted from a decrease in the average amount of funds available for investment in 2000.

         Research and development expenses decreased by 23% to $16.6 million in 2000, from $21.5 million in 1999. The decrease in research and development expenses resulted primarily from:

         o a decrease of $4.7 million in clinical trial costs for Nyotran(R) as the majority of the required clinical trial work was completed by the end of 1999;

         o        a decrease of $1.2 million in salary and payroll costs;

         o a decrease of $430,000 in pharmacology and toxicology studies relating to Nyotran(R); and

         o a decrease of $245,000 in drug materials and manufacturing costs related to Aroplatin(TM).

         The decreases listed above were offset by:

         o an increase of $1.0 million in clinical trial costs for ATRAGEN(R);

         o an increase of $661,000 in drug materials and manufacturing costs relating to Annamycin and ATRAGEN(R);

         o an increase of $194,000 in outside pharmaceutical development testing relating to Nyotran(R); and

         o        a $500,000 license fee relating to Aroplatin(TM).

         Selling, general and administrative expenses decreased 30% to $3.2 million in 2000, from $4.7 million in 1999. The decrease in selling, general and administrative expenses resulted from the following:

         o        a decrease of $315,000 in salary and payroll costs;

         o        a decrease of $240,000 in business consultant costs;

         o a decrease of $471,000 in marketing expenses relating to ATRAGEN(R); and

         o        a decrease of $548,000 in uncollectible receivables.

         Interest expense and other increased 36% to $448,000 in 2000, from $330,000 in 1999. The increase in interest expense was due to the increase in the average note payable balance in 2000.

         Net loss increased by 27% to $18.0 million in 2000, from $14.1 million in 1999. The increase in net loss resulted primarily from a decrease in revenues of $8.2 million mainly as a result of the reduction in revenues resulting from our license agreement for Nyotran(R) and the cumulative effect of the change in accounting principle of $4.5 million relating to the recognization of research and development revenue. These items were partially offset by a reduction in expenses of $6.2 million and the recording of a $2.7 million gain from the sale of investments.

         Years Ended December 31, 1998 and 1999

         Revenues from research and development grants and contracts increased 66% to $11.1 million in 1999, from $6.7 million in 1998. This increase resulted from milestone and development revenue under our license agreement for Nyotran(R).

         Interest income increased by 5% to $1,330,000 in 1999, from $1,265,000 in 1998. This increase resulted from an increase in the average amount of funds available for investment in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, our primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities, and to a lesser extent, from revenues under research and development agreements and grants. We have raised an aggregate of approximately $98.8 million from the sale of equity securities from inception through December 31, 2000. In July 1992, we raised net proceeds of approximately $10.7 million in the initial public offering of our common stock. In September 1993, we entered into a collaborative agreement with Genzyme Corp. relating to the development and commercialization of ATRAGEN(R), in which we received net proceeds of approximately $4.5 million from the sale of common stock to Genzyme. In November 1993, we raised net proceeds of approximately $11.5 million and in May 1996, we raised net proceeds of approximately $32.1 million in public offerings of common stock. From October 1995 through December 31, 1998, we received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in our 1995 merger with API Acquisition Company, Inc. (formerly Oncologix, Inc.). In November 1998, we entered into a license agreement with Abbott relating to Nyotran(R), in which Abbott purchased 837,989 shares of common stock for $3.0 million. Through February 29, 2000 we received an additional $14.7 million in up-front and milestone payments from Abbott, all of which are non-refundable. In February 1999 and April 2000, we raised net proceeds of approximately $11.7 million and $7.3 million, respectively, in offerings of our common stock. In November 2000, we entered into an agreement with Acqua Wellington North American Equity Fund Ltd. for an equity financing agreement covering the sale of up to $24 million of our common stock over a 28-month period ending in March 2003. We have not raised any funds under this agreement. In order to raise any funds under this agreement, we must maintain a minimum stock price and maximum market capitalization. At the present time, we do not meet these requirements and do not expect to meet these requirements in the near future.

         In December 2000, we entered into a license agreement with Sumitomo Pharmaceuticals Co., Ltd. that gives us the exclusive right in the United States to a particular class of DACH platinum compounds. Aroplatin(TM), one of our products in clinical development, is a liposomal formulation of a novel platinum compound from this class of drugs. Under this agreement, Sumitomo Pharmaceuticals received a $500,000 up-front payment from us in 2001 (such amount was expensed in the 2000 financial statements), and will receive subsequent milestone payments based on regulatory filings, approval and sales of Aroplatin(TM), and royalties on the sales of Aroplatin(TM) in the United States. Except for the treatment of hepatoma, the license agreement gives us the exclusive right to make, use, develop, import and sell Aroplatin(TM) in the United States.

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

         Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials and general and administrative expenses. Cash of $18.3 million and $13.1 million was used in operating activities during 2000 and 1999, respectively. We had cash, cash-equivalents and long-term investments of $9.1 million as of December 31, 2000, consisting primarily of cash and money market accounts, and United States government securities and investment grade commercial paper.

         We have experienced negative cash flows from operations since inception and have funded our activities to date primarily from equity financings. We have expended, and will continue to require, substantial funds to continue our development activities, including preclinical studies and clinical trials of our products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained.

         In January 2001, we received a non-approval letter from the FDA for our NDA amendment for ATRAGEN(R) for APL. Following this event, we reduced expenditures in our development plans and activities. Additionally, we reduced the number of full-time employees in January 2001 from 77 to 29.

            The majority of our clinical trials have reached the stage where we have completed patient enrollment at their current phase. At the current time, we are gathering clinical trial data for analysis. We anticipate reporting the data at appropriate scientific meetings. Before we initiate any new clinical trials, we will analyze each product's likelihood for approval, the cost of the proposed clinical trial, cash available at such time and the inherent risk profile. We anticipate these steps will assist us in maximizing shareholder value. See "Business -- Products in Clinical Development."

         We will continue to require substantial additional funds for our operations. At December 31, 2000, we had $9.1 million in cash, cash equivalents and investments. We believe that we can conserve our existing financial resources to satisfy our capital and operating requirements into the fourth quarter of 2001. Our accountants have issued a qualified opinion on our consolidated financial statements for the year ended December 31, 2000 indicating substantial doubt about our ability to continue as a going concern. We will, in all likelihood, need to further reduce our expenditures if we do not obtain additional financial resources by mid 2001. We have retained Robertson Stephens, a San Francisco-based investment bank, to assist us in pursuing strategic alliances with companies in our industry. Also, we are actively pursuing other sources of financing. Sources of financing may not be available, or if available, will be dilutive or may have adverse affect to the value of our shares. We may have to close operations and/or seek legal protection from our creditors. See "Business-- Additional Business Risks."

         We have experienced significant fluctuations in accounts payable and accrued payroll, primarily as a result of our development activities. We anticipate that the amounts expended for these items in the future will continue to correspond with our development activities. We expect the volume of development activities to decrease in 2001 and there will be a decrease in outstanding payables and a decrease in our liquidity position.

         We have typically obtained debt financing when necessary for equipment, furniture and leasehold improvement requirements. In 1998, our capital requirements increased with the move into new facilities. As a result, we borrowed $1.4 million and $547,000 in 1998 and 1999, respectively, to finance our requirements in this new facility. We expect that we will continue to incur additional debt to meet our capital requirements from time to time in the future, based on our financial resources and needs. We do not plan to make any significant capital expenditures in 2001.

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

         Estimates about the adequacy of funding for our activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to our products can be conducted at projected costs. There can be no assurance that changes in our development plans, acquisitions, or other events will not result in accelerated or unexpected expenditures.

         To satisfy our capital requirements, we may seek to raise additional funds in the public or private capital markets. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our current or future clinical trials are not favorable. We may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any funding will be available to us on favorable terms or at all. If adequate funds are not available, we may be required to curtail significantly one or more of our development programs, or we may be required to obtain funds through arrangements with future collaborative partners or other parties that may require us to relinquish rights to some or all of our technologies or products. If we are successful in obtaining additional financing for the company, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common stock. Our financial resources may reduce to a point when we will have to close operations and/or seek legal protection from our creditors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Our earnings and cash flows are subject to fluctuation due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The financial statements required by this Item are incorporated under Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item as to our directors and executive officers is hereby incorporated by reference from the information appearing under the captions "Proposals-Proposal I: Election of Directors" and "Company Information -- Executive Officers" in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") within 120 days of the end of our fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item as to our management is hereby incorporated by reference from the information appearing under the captions "Company Information -- Executive Compensation" and " -- Director Compensation" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2000. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in our proxy statement under the sub-heading "Company Information -- Report of the Compensation Committee" and " -- Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item as to the ownership by management and others of securities of Aronex Pharmaceuticals is hereby incorporated by reference from the information appearing under the caption "Stock Ownership of the Company's Largest Stockholders and Management" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item as to certain business relationships and transactions with management and other related parties of Aronex Pharmaceuticals is hereby incorporated by reference to such information appearing under the caption "Transactions with Affiliates" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report

         (a)(1)   FINANCIAL STATEMENTS

                  See Index to Financial Statements on Page F-1 of this report.

         (a)(3)   EXHIBITS

EXHIBIT
NUMBER                                  EXHIBIT
- -------                                 -------
  3.1      Amended and Restated Certificate of Incorporation, as amended
           (incorporated by reference to Exhibit 3.1 to Aronex Pharmaceuticals'
           Quarterly Report on Form 10-Q for the quarterly period ending June 30,
           1997 (the "June 1997 Form 10-Q")).

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

  4.3      Form of Subscription Agreement for private placement offering
           (incorporated by reference to Exhibit 4.1 on the April 17, 2000 Form
           8-K).

  4.4 Form of Common Stock Purchase Warrant between Aronex Pharmaceuticals and subscribers of the private placement (incorporated by reference to Exhibit 4.2 on the April 17, 2000 Form 8-K).

  4.5 Form of Warrant for the purchase of an aggregate of 150,000 shares of common stock in connection with the Finders Agreement Exhibit 10.50
           (incorporated by reference to Exhibit 4.3 on the April 17, 2000 Form
           8-K).

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

EXHIBIT
NUMBER                                EXHIBIT
- -------                               -------
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

10.5     Fourth Amendment to Registration Rights Agreement dated January 20,
         1994, among Aronex Pharmaceuticals and certain of its stockholders
         (incorporated by reference to Exhibit 10.5 to the December 1999
         10-K/A).

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

10.9++   Exclusive License Agreement dated October 15, 1986, between Aronex
         Pharmaceuticals, The University of Texas System Board of Regents and
         The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.8 to the 1992 Registration Statement).

10.10++  Exclusive License Agreement dated July 1, 1988, between Aronex
         Pharmaceuticals, The University of Texas System Board of Regents and
         The University of Texas M.D. Anderson Cancer Center, together with amendments and extensions thereto (incorporated by reference to Exhibit
         10.10 to the 1992 Registration Statement).

10.11 Amendment No. 2 to Exclusive License Agreement dated July 9, 1993, among Aronex Pharmacueticals, The University of Texas System Board of
         Regents and The University of Texas M.D. Anderson Cancer Center
         (incorporated by reference to Exhibit 10.20 to the 1993 Registration
         Statement).

10.12    License and Development Agreement dated September 10, 1993 between
         Aronex Pharmaceuticals and Genzyme Corporation (incorporated by reference to Exhibit 10.22 to the 1993 Registration Statement).

10.13    Amendment No. 2 to License and Development Agreement dated September
         10, 1996, between Aronex Pharmaceuticals and Genzyme Corporation
         (incorporated by reference to Exhibit 3.1 to Aronex Pharmaceuticals'
         Quarterly Report on Form 10-Q for the fiscal quarter ended September
         30, 1996 (the "September 1996 Form 10-Q")).

10.14 Amendment No. 2 to Stock Purchase Agreement dated September 10, 1996, between Aronex Pharmaceuticals and Genzyme Corporation (incorporated by reference to Exhibit 3.2 to the September 1996 Form 10-Q).

10.15    Amendment No. 3 to License and Development Agreement dated March 25,
         1997, between Aronex Pharmaceuticals and Genzyme Corporation
         (incorporated by reference to Exhibit 10.1 to Aronex Pharmaceuticals'
         Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997 (the "March 1997 Form 10-Q")).

EXHIBIT
NUMBER                                 EXHIBIT
- -------                                -------
10.16    Common Stock Purchase Agreement dated September 10, 1993 between Aronex
         Pharmaceuticals and Genzyme Corporation (incorporated by reference to
         Exhibit 10.1 to the June 4, 1999 Form 8-K).

10.17    Amendment No. 3 to Common Stock Purchase Agreement dated March 25,
         1997, between Aronex Pharmaceuticals and Genzyme Corporation
         (incorporated by reference to Exhibit 10.2 to the March 1997 Form
         10-Q).

10.18+   Employment Agreement dated November 3, 1997 between Aronex
         Pharmaceuticals' and Geoffrey F. Cox, Ph.D. (incorporated by reference to Exhibit 10.39 to Aronex Pharmaceuticals' Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K")).

10.19*+  First Amendment to Employment Agreement dated January 18, 2001 between
         Aronex Pharmaceuticals and Geoffrey F. Cox, Ph.D.

10.20+   Consulting Agreement dated January 1, 1998, between Aronex
         Pharmaceuticals and Gabriel Lopez- Berestein (incorporated by reference to Exhibit 10.2 to the March 1998 Form 10-Q).

10.21+   Employment Agreement dated June 12, 1998, between Aronex
         Pharmaceuticals and Paul A. Cossum, Ph.D. (incorporated by reference to
         Exhibit 10.3 to the June 1998 Form 10-Q).

10.22*+ First amendment to employment agreement dated January 18, 2001, between Aronex Pharmaceuticals and Paul A. Cossum, Ph.D.

10.23+   Employment Agreement dated June 12, 1998, between Aronex
         Pharmaceuticals and Terance A. Murnane (incorporated by reference to
         Exhibit 10.4 to the June 1998 Form 10-Q).

10.24*+  First Amendment to Employment Agreement dated January 18, 2001, between
         Aronex Pharmaceuticals and Terance A. Murnane.

10.25    Lease Agreement dated April 4, 1997, between Aronex Pharmaceuticals and
         Fleet National Bank successor and assignor to the Woodlands Corporation
         (incorporated by reference to Exhibit 10.3 to the June 1997 Form 10-Q).

10.26*   Non-Disturbance, Attornment and Subordination Agreement dated
         September 22, 2000 between Aronex Pharmaceuticals, Fleet National Bank and Woodlands VTO 2000 Commercial, L.P.

10.27++  License Agreement dated November 12, 1998, between Aronex
         Pharmaceuticals and Abbott Laboratories (incorporated by reference to Exhibit 10.1 to the December 2, 1998 Form 8-K).

10.28++  Stock Purchase Agreement dated November 12, 1998, between Aronex
         Pharmaceuticals and Abbott Laboratories (incorporated by reference to Exhibit 10.2 to the December 2, 1998 Form 8-K).

10.29 Form of Warrant issued on February 23, 1999 for the purchase of an aggregate of 600,000 shares of common stock (included herein as Exhibit
         C to Placement Agency Agreement which is filed herewith as Exhibit
         10.46).

10.30+   Employment Agreement dated December 1, 1999 between Aronex
         Pharmaceuticals and Anthony Williams, M.D (incorporated by reference to
         Exhibit 10.38 to the December 1999 From 10-K/A).

10.31 Form of Warrant for the purchase of Common Stock, incorporated by reference to Exhibit 1.2 of the Company's Registration Statement on Form S-1 (Registration Statement No. 333-67599).

10.32 Amendment No. 4 to License and Development Agreement dated May 21, 1999 by and between Aronex Pharmaceuticals and Genzyme Corporation
         (incorporated by reference to Exhibit 10.1 to the June 4, 1999 8-K).

EXHIBIT
NUMBER                                  EXHIBIT
- -------                                 -------
10.33    10% Convertible Note dated May 21, 1999 by Aronex Pharmaceuticals made payable to Genzyme Corporation for $2.5 million (incorporated by reference to Exhibit 10.2 to the June 4, 1999 8-K).

10.34    Common Stock Purchase Warrant for 50,000 shares of Common Stock of
         Aronex Pharmaceuticals issued in the name of Genzyme Corporation
         (incorporated by reference to Exhibit 10.3 to the June 4, 1999 8-K).

10.35+   Consulting Agreement dated October 1, 1999 between Aronex
         Pharmaceuticals and James R. Butler (incorporated by reference to
         Exhibit 10.2 on the September 1999 Form 10-Q).

10.36+   Consulting Agreement dated October 1, 1999 between Aronex
         Pharmaceuticals and David J. McLachlan (incorporated by reference to
         Exhibit 10.3 on the September 1999 Form 10-Q).

10.37    License Agreement dated December 12, 2000 between Aronex
         Pharmaceuticals and Sumitomo Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.1 on the December 12, 2000 Form 8-K).

10.38    Common Stock Purchase Agreement dated November 29, 2000 between Aronex
         Pharmaceuticals and Acqua Wellington North American Equities Fund, Inc.
         (incorporated by reference to Exhibit 10.1 on the November 29, 2000
         Form 8-K).

10.39 Finders Agreement dated March 29, 2000 between Aronex Pharmaceuticals and Paramount Capital, Inc. (incorporated by reference to Exhibit 10.1 on the April 17, 2000 Form 8-K).

10.40*+ Employment Agreement dated June 30, 2000 between Aronex Pharmaceuticals and Seenu V. Srinivasan, Ph.D.

10.41*+  Employment Agreement dated August 16, 2000 between Aronex
         Pharmaceuticals and Michael T. Redman.

11.1     Statement regarding computation of loss per share.

23.1*    Consent of Arthur Andersen LLP.

24.1     Power of attorney (included on the signature page of this Registration
         Statement).

- ----------

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

                                                   ARONEX PHARMACEUTICALS, INC.

Dated: March 22, 2001                              By:   /s/ GEOFFREY F. COX
                                                        --------------------
                                                        Geoffrey F. Cox
                                                        Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ GEOFFREY F. COX                            Chairman of the Board of Directors               March 22, 2001
- ---------------------------------
Geoffrey F. Cox                                Chief Executive Officer
                                               (Principal executive officer)


/s/ TERANCE A. MURNANE                         Controller                                       March 22, 2001
- ---------------------------------              (Principal financial and accounting officer)
Terance A. Murnane


/s/ JAMES R. BUTLER                            Director                                         March 22, 2001
- ---------------------------------
James R. Butler


/s/ GABRIEL LOPEZ-BERESTEIN, M.D.              Director                                         March 22, 2001
- ---------------------------------
Gabriel Lopez-Berestein, M.D.


/s/ PHYLLIS I. GARDNER, M.D.                   Director                                         March 22, 2001
- ---------------------------------
Phyllis I. Gardner, M.D.


/s/ MARTIN P. SUTTER                           Director                                         March 22, 2001
- ---------------------------------
Martin P. Sutter


/s/ GREGORY F. ZAIC                            Director                                         March 22, 2001
- ---------------------------------
Gregory F. Zaic


/s/ DAVID J. MCLACHLAN                         Director                                         March 22, 2001
- ---------------------------------
David J. McLachlan


/s/ PAUL W. HOBBY                              Director                                         March 24, 2001
- ---------------------------------
Paul W. Hobby

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                      PAGE
                                                                                                      ----
Report of Independent Public Accountants............................................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000........................................   F-3

Consolidated Statements of Operations for the Years ended December 31, 1998, 1999 and 2000,
          and the Period from Inception (June 13, 1986) through December 31, 2000...................   F-4

Consolidated Statements of Comprehensive Income for the Years ended December 31, 1998,
          1999 and 2000.............................................................................   F-4

Consolidated Statements of Stockholders' Equity for the Period from Inception (June 13, 1986)
          through December 31, 2000.................................................................   F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1999 and 2000, and the Period from Inception (June 13, 1986) through December 31, 2000...................  F-12

Notes to Consolidated Financial Statements..........................................................  F-13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Aronex Pharmaceuticals, Inc.:

          We have audited the accompanying consolidated balance sheets of Aronex Pharmaceuticals, Inc. and subsidiaries (a Delaware corporation in the development stage), as of December 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (June 13, 1986) through December 31, 2000. These consolidated financial statements are the responsibility of Aronex Pharmaceuticals' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aronex Pharmaceuticals, Inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (June 13, 1986) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

          As explained in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for revenue recognition.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to raising capital and performing research and development. In January 2001, the Company received a non-approval letter from the United States Food and Drug Administration (FDA) for its New Drug Application (NDA) amendment for ATRAGEN(R). In order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required. The Company has not secured any commitments for any such additional financing. These events raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP


Houston, Texas
February 9, 2001

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS
                                                                                           DECEMBER 31,
                                                                                       1999            2000
                                                                                   ------------    ------------
Current assets:
    Cash and cash equivalents ..................................................   $     11,528    $      8,254
    Short-term investments .....................................................          7,804            --
    Prepaid expenses and other assets ..........................................            453             116
                                                                                   ------------    ------------
         Total current assets ..................................................         19,785           8,370

Long-term investments ..........................................................            920             821
Furniture, equipment and leasehold improvements, net of accumulated
    depreciation of $3,450 and $3,914, respectively ............................          2,029           1,851
                                                                                   ------------    ------------
         Total assets ..........................................................   $     22,734    $     11,042
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ......................................   $      3,502    $      2,789
    Accrued payroll ............................................................            644             313
    Current portion of notes payable ...........................................            340             459
    Current portion of deferred revenue ........................................           --             1,196
                                                                                   ------------    ------------
         Total current liabilities .............................................          4,486           4,757

Long-term liabilities:
    Notes payable, net of current portion ......................................          3,517           3,154
    Deferred revenue, net of current portion ...................................           --               466
                                                                                   ------------    ------------
         Total long-term liabilities ...........................................          3,517           3,620

Commitments and contingencies

Stockholders' equity:
    Preferred stock $.001 par value, 5,000,000 shares authorized,
         none issued and outstanding ...........................................           --              --
    Common stock $.001 par value, 40,000,000 shares authorized, 22,853,782
         and 25,973,674 shares issued and outstanding, respectively ............             23              26
    Additional paid-in capital .................................................        113,262         118,697
    Common stock warrants ......................................................            908           3,439
    Treasury stock .............................................................            (11)            (11)
    Deferred compensation ......................................................            (69)           --
    Unrealized gain on securities available-for-sale ...........................          2,147            --
    Deficit accumulated during development stage ...............................       (101,529)       (119,486)
                                                                                   ------------    ------------
         Total stockholders' equity ............................................         14,731           2,665
                                                                                   ------------    ------------

    Total liabilities and stockholders' equity .................................   $     22,734    $     11,042
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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)


                                                                                               PERIOD FROM
                                                                                             INCEPTION (JUNE 13,
                                                          YEARS ENDED DECEMBER 31,             1986) THROUGH
                                                      1998          1999           2000      DECEMBER 31, 2000
                                                  -----------    -----------    -----------  -------------------
Revenues:
    Research and development grants
         and contracts ........................   $     6,737    $    11,052    $     3,219        $    26,058
                                                  -----------    -----------    -----------        -----------
             Total revenues ...................         6,737         11,052          3,219             26,058
                                                  -----------    -----------    -----------        -----------
Expenses:
    Research and development ..................        22,793         21,494         16,611            114,033
    Purchase of in-process research
         and development ......................          --             --             --               11,625
    General and administrative ................         3,354          4,652          3,241             25,051
                                                  -----------    -----------    -----------        -----------
             Total expenses ...................        26,147         26,146         19,852            150,709
                                                  -----------    -----------    -----------        -----------
Operating loss ................................       (19,410)       (15,094)       (16,633)          (124,651)
Other income (expense):
    Interest income ...........................         1,265          1,330            926              9,102
    Gain on sale of investments ...............          --             --            2,653              2,653
    Interest expense and other ................           (86)          (330)          (448)            (2,135)
                                                  -----------    -----------    -----------        -----------
Other income, net .............................         1,179          1,000          3,131              9,620
Net loss before cumulative effect of
    change in accounting principle ............       (18,231)       (14,094)       (13,502)          (115,031)
    Cumulative effect of change in
        accounting principle ..................          --             --           (4,455)            (4,455)
                                                  -----------    -----------    -----------        -----------
Net loss ......................................   $   (18,231)   $   (14,094)   $   (17,957)       $  (119,486)
                                                  ===========    ===========    ===========        ===========
Net loss per share before cumulative effect
    of change in accounting principle..........   $     (1.17)   $     (0.65)   $     (0.54)
    Cumulative effect of change in
        accounting principle ..................            --             --          (0.18)
                                                  -----------    -----------    -----------
Basic and diluted net loss per share ..........   $     (1.17)   $     (0.65)   $     (0.72)
                                                  ===========    ===========    ===========

Weighted average shares used in
    computing basic and diluted loss
    per share .................................        15,571         21,727         24,847
                                                  ===========    ===========    ===========

Pro forma amounts assuming the accounting
 change is applied retroactively:
   Net loss ...................................   $   (23,104)   $   (13,676)
                                                  ===========    ===========
   Net loss per share .........................   $     (1.48)   $     (0.63)
                                                  ===========    ===========

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)


Comprehensive loss:
    Net loss .....................................   $  (18,231)   $  (14,094)   $  (17,957)   $ (119,486)
Unrealized gain (loss) on securities
    available for sale:
    Unrealized gain ..............................          803         1,431           506         2,653
    Realized gain ................................         --            --          (2,653)       (2,653)
                                                     ----------    ----------    ----------    ----------
         Net unrealized gain (loss) on
             securities available for sale .......          803         1,431        (2,147)         --
                                                     ----------    ----------    ----------    ----------
Comprehensive loss ...............................   $  (17,428)   $  (12,663)   $  (20,104)   $ (119,486)
                                                     ==========    ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF
                    STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
               INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 2000
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          ADDITIONAL   COMMON
                                                         COMMON STOCK       PAID-IN    STOCK       TREASURY
                                                       SHARES     AMOUNT    CAPITAL   WARRANTS       STOCK
                                                      --------   -------  ----------  --------    ---------
Sale of common stock for cash, August
   through December 1986
   ($1.6396 per share) ...........................     183,334        --   $     301  $    --     $      --
Issuance of common stock for license
   agreement rights, October 1986 ($.006
   per share) ....................................      60,606        --           1       --            --
Net loss .........................................          --        --          --       --            --
                                                      --------   -------   ---------  -------     ---------
Balance at December 31, 1986 .....................     243,940        --         302       --            --
Issuance of common stock in exchange for
   8% convertible notes, May 1987 ($3.30
   per share) ....................................      90,909         1         299       --            --
Net loss .........................................        --          --          --       --            --
                                                      -------    -------   ---------  -------     ---------
Balance at December 31, 1987 .....................     334,849         1         601       --            --
Issuance of common stock for cash, September
   and December 1988 ($.066 per share) ...........     130,303        --           8       --            --
Net loss .........................................        --          --          --       --            --
                                                      -------    -------   ---------  -------     ---------
Balance at December 31, 1988 .....................     465,152         1         609       --            --
Issuance of common stock for cash, July
   and August 1989 ($.066 per share) .............     158,182        --          10       --            --
Issuance of common stock for cash, August
   1989 ($3.63 per share) ........................   1,220,386         1       4,429       --            --
Issuance of common stock for key man life
   insurance policies, December 1989 ($3.63)  ....       3,862        --          14       --            --
Net loss .........................................        --          --          --       --            --
                                                      -------    -------   ---------  -------     ---------
Balance at December 31, 1989 .....................   1,847,582   $     2   $   5,062  $    --     $      --


                                                                   UNREALIZED    DEFICIT
                                                                   GAIN (LOSS) ACCUMULATED
                                                                 ON SECURITIES    DURING       TOTAL
                                                     DEFERRED      AVAILABLE   DEVELOPMENT STOCKHOLDERS'
                                                  COMPENSATION     FOR SALE       STAGE       EQUITY
                                                  ------------   ------------- ----------- -------------
Sale of common stock for cash, August
   through December 1986
   ($1.6396 per share) ...........................   $     --     $    --      $    --     $    301
Issuance of common stock for license
   agreement rights, October 1986 ($.006
   per share) ....................................         --          --           --            1
Net loss .........................................         --          --          (40)         (40)
                                                     --------     -------      -------     --------
Balance at December 31, 1986 .....................         --          --          (40)         262
Issuance of common stock in exchange for
   8% convertible notes, May 1987 ($3.30
   per share) ....................................         --          --           --          300
Net loss .........................................         --          --         (216)        (216)
                                                     --------     -------      -------     --------
Balance at December 31, 1987 .....................         --          --         (256)         346
Issuance of common stock for cash, September
   and December 1988 ($.066 per share) ...........         --          --           --            8
Net loss .........................................         --          --         (832)        (832)
                                                     --------     -------      -------     --------
Balance at December 31, 1988 .....................         --          --       (1,088)        (478)
Issuance of common stock for cash, July
   and August 1989 ($.066 per share) .............         --          --           --           10
Issuance of common stock for cash, August
   1989 ($3.63 per share) ........................         --          --           --        4,430
Issuance of common stock for key man life
   insurance policies, December 1989 ($3.63)  ....         --          --           --           14
Net loss .........................................         --          --         (942)        (942)
                                                     --------     -------      -------     --------
Balance at December 31, 1989 .....................   $     --     $    --      $(2,030)    $  3,034



                            (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF
                    STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
               INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 2000
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            ADDITIONAL     COMMON
                                                          COMMON STOCK        PAID-IN      STOCK        TREASURY
                                                       SHARES     AMOUNT      CAPITAL     WARRANTS        STOCK
                                                      ---------  ---------  ----------    --------      -----------
Balance at December 31, 1989 ....................     1,847,582  $       2   $   5,062   $         --   $       --
Stock options exercised January 1990 ($.66
    per share) ..................................            30         --          --             --           --
Warrants issued to purchase 9,914 shares
   of common stock ..............................            --         --          --             --           --
Net loss ........................................            --         --          --             --           --
                                                      ---------  ---------   ---------   ------------   ----------
Balance at December 31, 1990 ....................     1,847,612          2       5,062             --           --
Stock options exercised, May 1991 ($.66
   per share) ...................................            75         --          --             --           --
Issuance of common stock for cash and notes
   payable including accrued interest of
   $96,505, October 1991 ($7.26 per share) ......       596,095         --       4,328             --           --
Deferred compensation relating to certain
   stock options ................................            --         --         326             --           --
Compensation expense related to stock options ...            --         --          --             --           --
Net loss ........................................            --         --          --             --           --
                                                      ---------  ---------   ---------   ------------   ----------
Balance at December 31, 1991 ....................     2,443,782          2       9,716             --           --
Stock options exercised, January, April, May,
   October and December 1992 ($.66 per
   share) .......................................        37,198         --          24             --           --
Stock warrants exercised April, May and
   August 1992 ($3.63 per share) ................        11,364         --          41             --           --
Issuance of common stock for cash in initial
   public offering, July 1992 ($14.00 per
   share) .......................................       850,000          1      10,659             --           --
Deferred compensation relating to certain
   stock options ................................            --         --       1,644             --           --
Compensation expense related to stock options ...            --         --          --             --           --
Net loss ........................................            --         --          --             --           --
                                                      ---------  ---------   ---------   ------------   ----------
Balance at December 31, 1992 ....................     3,342,344  $       3   $  22,084   $         --   $       --



                                                                      UNREALIZED      DEFICIT
                                                                      GAIN (LOSS)   ACCUMULATED
                                                                     ON SECURITIES     DURING        TOTAL
                                                        DEFERRED       AVAILABLE    DEVELOPMENT   STOCKHOLDERS'
                                                      COMPENSATION     FOR SALE        STAGE         EQUITY
                                                      ------------   -------------  -----------    -------------
Balance at December 31, 1989 ....................       $      --      $      --     $  (2,030)     $   3,034
Stock options exercised January 1990 ($.66
    per share) ..................................              --             --            --             --
Warrants issued to purchase 9,914 shares
   of common stock ..............................              --             --            --             --
Net loss ........................................              --             --        (1,825)        (1,825)
                                                        ---------      ---------     ---------      ---------
Balance at December 31, 1990 ....................              --             --        (3,855)         1,209
Stock options exercised, May 1991 ($.66
   per share) ...................................              --             --            --             --
Issuance of common stock for cash and notes
   payable including accrued interest of
   $96,505, October 1991 ($7.26 per share) ......              --             --            --          4,328
Deferred compensation relating to certain
   stock options ................................            (326)            --            --             --
Compensation expense related to stock options ...             138             --            --            138
Net loss ........................................              --             --        (2,914)        (2,914)
                                                        ---------      ---------     ---------      ---------
Balance at December 31, 1991 ....................            (188)            --        (6,769)         2,761
Stock options exercised, January, April, May,
   October and December 1992 ($.66 per
   share) .......................................              --             --            --             24
Stock warrants exercised April, May and
   August 1992 ($3.63 per share) ................              --             --            --             41
Issuance of common stock for cash in initial
   public offering, July 1992 ($14.00 per
   share) .......................................              --             --            --         10,660
Deferred compensation relating to certain
   stock options ................................          (1,644)            --            --             --
Compensation expense related to stock options ...             460             --            --            460
Net loss ........................................              --             --        (4,708)        (4,708)
                                                        ---------      ---------     ---------      ---------
Balance at December 31, 1992 ....................       $  (1,372)     $      --     $ (11,477)     $   9,238


                            (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF
                    STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
               INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 2000
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        ADDITIONAL       COMMON
                                                               COMMON STOCK              PAID-IN          STOCK          TREASURY
                                                           SHARES         AMOUNT         CAPITAL         WARRANTS         STOCK
                                                         ---------     -----------     -----------     -----------     ------------
Balance at December 31, 1992 .....................       3,342,344     $         3     $    22,084     $        --     $        --
Issuance of common stock for compensation ........           5,000              --              51              --              --
Warrants issued to purchase 50,172 shares
    of common stock ..............................              --              --              --              --              --
Stock options exercised, February and
   November 1993 ($.66) per share ................          14,465              --               9              --              --
Issuance of common stock for cash,
   September 1993 ($14.00 per share) .............         357,143              --           4,538              --              --
Issuance of common stock for cash in
   secondary public offering November &
   December 1993 ($9.00 per share) ...............       1,402,250               2          11,462              --              --
Compensation expense related to stock options ....              --              --              --              --              --
Net loss .........................................              --              --              --              --              --
                                                       -----------     -----------     -----------     -----------     -----------
Balance at December 31, 1993 .....................       5,121,202               5          38,144              --              --
Deferred compensation relating to certain
   stock options .................................              --              --              66              --              --
Stock options exercised, January through
October
   1994 ($.66 per share) .........................          15,111              --              10              --              --
Warrants issued to purchase 537 shares of
   common stock ..................................              --              --              --              --              --
Issuance of additional shares of common
   stock pursuant to collaborative
   agreement .....................................          66,163              --              --              --              --
Compensation expense related to stock options ....              --              --              --              --              --
Unrealized loss on available-for-sale
 securities ......................................              --              --              --              --              --
Net loss .........................................              --              --              --              --              --
                                                       -----------     -----------     -----------     -----------     -----------
Balance at December 31, 1994 .....................       5,202,476     $         5     $    38,220     $        --     $        --


                                                                        UNREALIZED         DEFICIT
                                                                        GAIN (LOSS)      ACCUMULATED
                                                                       ON SECURITIES       DURING             TOTAL
                                                         DEFERRED        AVAILABLE       DEVELOPMENT      STOCKHOLDERS'
                                                       COMPENSATION       FOR SALE          STAGE            EQUITY
                                                       ------------    -------------     -----------      -------------
Balance at December 31, 1992 .....................     $    (1,372)     $        --      $   (11,477)     $     9,238
Issuance of common stock for compensation ........              --               --               --               51
Warrants issued to purchase 50,172 shares
    of common stock ..............................              --               --               --               --
Stock options exercised, February and
   November 1993 ($.66) per share ................              --               --               --                9
Issuance of common stock for cash,
   September 1993 ($14.00 per share) .............              --               --               --            4,538
Issuance of common stock for cash in
   secondary public offering November &
   December 1993 ($9.00 per share) ...............              --               --               --           11,464
Compensation expense related to stock options ....             396               --               --              396
Net loss .........................................              --               --           (6,225)          (6,225)
                                                       -----------      -----------      -----------      -----------
Balance at December 31, 1993 .....................            (976)              --          (17,702)          19,471
Deferred compensation relating to certain
   stock options .................................             (66)              --               --               --
Stock options exercised, January through
October
   1994 ($.66 per share) .........................              --               --               --               10
Warrants issued to purchase 537 shares of
   common stock ..................................              --               --               --               --
Issuance of additional shares of common
   stock pursuant to collaborative
   agreement .....................................              --               --               --               --
Compensation expense related to stock options ....             546               --               --              546
Unrealized loss on available-for-sale
 securities ......................................              --             (315)              --             (315)
Net loss .........................................              --               --           (9,052)          (9,052)
                                                       -----------      -----------      -----------      -----------
Balance at December 31, 1994 .....................     $      (496)     $      (315)     $   (26,754)     $    10,660


                            (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF
                    STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
               INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 2000
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                ADDITIONAL        COMMON
                                                           COMMON STOCK          PAID-IN          STOCK          TREASURY
                                                        SHARES      AMOUNT       CAPITAL         WARRANTS         STOCK
                                                      ----------    -------     -----------     ----------      ---------
Balance at December 31, 1994 ....................      5,202,476    $     5     $    38,220     $       --      $      --
Deferred compensation relating to certain
     stock options ..............................             --         --           1,380             --             --
Stock options exercised, January through
     December 1995 ($.66 per share) .............         36,958         --              24             --             --
Issuance of common stock and warrants
     pursuant to merger agreements ) ............      3,868,436          4          11,111          2,844             --
Warrants exercised ($4.50 per share) ............        705,614          1           3,402           (226)            --
Issuance of common stock pursuant to
     settlement agreement .......................        531,552         --           2,046         (1,130)            --
Issuance of common stock for services
     rendered ...................................         37,500         --             159             --             --
Treasury stock purchased ($4.42 per share) ......         (2,480)        --              --             --            (11)
Compensation expense related to stock
     options ....................................             --         --              --             --             --
Unrealized gain on available-for-sale
 securities .....................................             --         --              --             --             --
Net loss ........................................             --         --              --             --             --
                                                      ----------    -------     -----------     ----------      ---------
Balance at December 31, 1995 ....................     10,380,056    $    10     $    56,342     $    1,488      $     (11)


                                                                    UNREALIZED         DEFICIT
                                                                    GAIN (LOSS)      ACCUMULATED
                                                                   ON SECURITIES       DURING            TOTAL
                                                     DEFERRED        AVAILABLE       DEVELOPMENT     STOCKHOLDERS'
                                                   COMPENSATION      FOR SALE           STAGE            EQUITY
                                                   ------------    -------------     -----------     -------------
Balance at December 31, 1994 ..................     $      (496)     $      (315)     $   (26,754)     $    10,660
Deferred compensation relating to certain
     stock options ............................          (1,380)              --               --               --
Stock options exercised, January through
     December 1995 ($.66 per share) ...........              --               --               --               24
Issuance of common stock and warrants
     pursuant to merger agreements ) ..........              --               --               --           13,959
Warrants exercised ($4.50 per share) ..........              --               --               --            3,177
Issuance of common stock pursuant to
     settlement agreement .....................              --               --               --              916
Issuance of common stock for services
     rendered .................................              --               --               --              159
Treasury stock purchased ($4.42 per share) ....              --               --               --              (11)
Compensation expense related to stock
     options ..................................             340               --               --              340
Unrealized gain on available-for-sale
 securities ...................................              --              199               --              199
Net loss ......................................              --               --          (17,429)         (17,429)
                                                    -----------      -----------      -----------      -----------
Balance at December 31, 1995 ..................     $    (1,536)     $      (116)     $   (44,183)     $    11,994


                            (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF
                    STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
               INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 2000
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                             ADDITIONAL     COMMON
                                                        COMMON STOCK          PAID-IN        STOCK       TREASURY
                                                    SHARES        AMOUNT      CAPITAL       WARRANTS       STOCK
                                                   ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1995 ...................   10,380,056 $         10   $   56,342    $    1,488    $      (11)
Warrants redeemed January 1996 .................           --           --          269          (269)           --
Deferred compensation relating to certain
     stock options .............................           --           --          966            --            --
Issuance of common stock for cash in
     secondary public offering, March &
     April 1996 ($10.00 per share) .............    3,450,000            4       32,073            --            --
Stock options exercised, January through
     December 1996 ($0.04-$9.50 per share) .....      106,041           --          343            --            --
Warrants exercised January through December
     1996 ($4.50-$12.00 per share) .............      622,428            1        3,528          (194)           --
Issuance of common stock pursuant to
     settlement agreements .....................       38,722           --          221           (57)           --
Compensation expense related to stock options ..           --           --           --            --            --
Unrealized gain on available-for-sale securities           --           --           --            --            --
Net loss .......................................           --           --           --            --            --
                                                   ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1996 ...................   14,597,247           15       93,742           968           (11)

Warrants exercised February and March 1997
     ($8.00 per share) .........................        3,499           --           28            (1)           --
Reversal of deferred compensation relating to
     forfeited stock options ...................           --           --         (578)           --            --
Issuance of common stock for services ..........       22,278           --          130            --            --
Stock options exercised, January through
     December 1997 ($0.04-$5.50 per share) .....      128,278           --          215            --            --
Stock purchased-employee stock purchase
     plan, June and December 1997 ($3.31
     and $3.19 per share) ......................       21,392           --           69            --            --
Issuance of common stock pursuant to
     contingent stock agreement ................      686,472           --        3,000            --            --
Compensation expense related to stock options ..           --           --           --            --            --
Unrealized loss on securities available-for-sale           --           --           --            --            --
Net loss .......................................           --           --           --            --            --
                                                   ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1997 ...................   15,459,166   $       15   $   96,606    $      967    $      (11)




                                                                 UNREALIZED      DEFICIT
                                                                 GAIN (LOSS)   ACCUMULATED
                                                               ON SECURITIES      DURING       TOTAL
                                                   DEFERRED      AVAILABLE     DEVELOPMENT  STOCKHOLDERS'
                                                  COMPENSATION    FOR SALE       STAGE         EQUITY
                                                  ------------ -------------   -----------  --------------
Balance at December 31, 1995 ...................   $   (1,536)   $     (116)   $  (44,183)   $   11,994
                                                   ----------    ----------    ----------    ----------
Warrants redeemed January 1996 .................           --            --            --
Deferred compensation relating to certain
     stock options .............................         (966)           --            --            --
Issuance of common stock for cash in
     secondary public offering, March &
     April 1996 ($10.00 per share) .............           --            --            --        32,077
Stock options exercised, January through
     December 1996 ($0.04-$9.50 per share) .....           --            --            --           343
Warrants exercised January through December
     1996 ($4.50-$12.00 per share) .............           --            --            --         3,335
Issuance of common stock pursuant to
     settlement agreements .....................           --            --            --           164
Compensation expense related to stock options ..          553            --            --           553
Unrealized gain on available-for-sale securities           --            41            --            41
Net loss .......................................           --            --        (8,030)       (8,030)
                                                   ----------    ----------    ----------    ----------
Balance at December 31, 1996 ...................       (1,949)          (75)      (52,213)       40,477

Warrants exercised February and March 1997
     ($8.00 per share) .........................           --            --            --            27
Reversal of deferred compensation relating to
     forfeited stock options ...................          578            --            --            --
Issuance of common stock for services ..........           --            --            --           130
Stock options exercised, January through
     December 1997 ($0.04-$5.50 per share) .....           --            --            --           215
Stock purchased-employee stock purchase
     plan, June and December 1997 ($3.31
     and $3.19 per share) ......................           --            --            --            69
Issuance of common stock pursuant to
     contingent stock agreement ................           --            --            --         3,000
Compensation expense related to stock options ..          464            --            --           464
Unrealized loss on securities available-for-sale           --           (12)           --           (12)
Net loss .......................................           --            --       (16,991)      (16,991)
                                                   ----------    ----------    ----------    ----------
Balance at December 31, 1997 ...................   $     (907)   $      (87)   $  (69,204)   $   27,379


                            (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF
                    STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
               INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 2000
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                      ADDITIONAL    COMMON
                                                                  COMMON STOCK         PAID-IN       STOCK        TREASURY
                                                              SHARES        AMOUNT     CAPITAL      WARRANTS        STOCK
                                                          -------------   ---------   ----------    ----------    ---------
Balance at December 31, 1997 ..........................      15,459,166   $      15   $   96,606    $      967    $     (11)
Reversal of deferred compensation relating to
     forfeited stock options ..........................              --          --          (28)           --           --
Issuance of common stock for services .................          23,494          --           76            --           --
Warrants expired June 1998 ............................              --          --          917          (917)          --
Stock options exercised, January through
     December 1998 ($0.04  - $0.68 per share) .........          19,144          --            7            --           --
Issuance of shares through the employee stock
     purchase plan, June and December 1998
     ($3.35 and $1.70 per share) ......................          39,516          --           99            --           --
Issuance of shares for cash November 1998
     ($3.58 per share) ................................         837,989           1        2,977            --           --
Compensation expense related to stock options .........              --          --           --            --           --
Unrealized gain on securities available-for-sale ......              --          --           --            --           --
Net loss ..............................................              --          --           --            --           --
                                                          -------------   ---------   ----------    ----------    ---------
Balance at December 31, 1998 ..........................      16,379,309   $      16   $  100,654    $       50    $     (11)

Reversal of deferred compensation relating to
     forfeited stock options ..........................              --          --          (30)           --           --
Issuance of common stock for cash in
     secondary public offering February 1999
     ($2.1875 per share) ..............................       6,000,000           6       11,683            --           --
Issuance of common stock for services .................         162,116          --          475            --           --
Issuance of warrants to purchase 600,000 share
     of common stock ..................................              --          --         (758)          758           --
Issuance of warrants to purchase 50,000 shares
     of common stock ..................................              --          --           --           150           --
Warrants expired December 1999 ........................              --          --           50           (50)          --
Stock options exercised, January through
     December 1999 ($0.22  - $4.75 per share) .........         241,339           1          869            --           --
Issuance of shares through the employee stock
     purchase plan, June and December 1999
     ($1.65 and $2.66 per share) ......................          71,023          --          141            --           --
Compensation expense related to stock options .........              --          --          178            --           --
Unrealized gain on securities available-for-sale ......              --          --           --            --           --
Net loss ..............................................              --          --           --            --           --
                                                          -------------   ---------   ----------    ----------    ---------
Balance at December 31, 1999 ..........................      22,853,782   $      23   $  113,262    $      908    $     (11)




                                                                              UNREALIZED        DEFICIT
                                                                              GAIN (LOSS)     ACCUMULATED
                                                                             ON SECURITIES       DURING           TOTAL
                                                               DEFERRED        AVAILABLE      DEVELOPMENT      STOCKHOLDERS'
                                                             COMPENSATION       FOR SALE         STAGE            EQUITY
                                                            -------------    -------------    -------------    -------------
Balance at December 31, 1997 ..........................     $        (907)   $         (87)   $     (69,204)   $      27,379
Reversal of deferred compensation relating to
     forfeited stock options ..........................                28               --               --               --
Issuance of common stock for services .................                --               --               --               76
Warrants expired June 1998 ............................                --               --               --               --
Stock options exercised, January through
     December 1998 ($0.04  - $0.68 per share) .........                --               --               --                7
Issuance of shares through the employee stock
     purchase plan, June and December 1998
     ($3.35 and $1.70 per share) ......................                --               --               --               99
Issuance of shares for cash November 1998
     ($3.58 per share) ................................                --               --               --            2,978
Compensation expense related to stock options .........               499               --               --              499
Unrealized gain on securities available-for-sale ......                --              803               --              803
Net loss ..............................................                --               --          (18,231)         (18,231)
                                                            -------------    -------------    -------------    -------------
Balance at December 31, 1998 ..........................     $        (380)   $         716    $     (87,435)   $      13,610

Reversal of deferred compensation relating to
     forfeited stock options ..........................                30               --               --               --
Issuance of common stock for cash in
     secondary public offering February 1999
     ($2.1875 per share) ..............................                --               --               --           11,689
Issuance of common stock for services .................                --               --               --              475
Issuance of warrants to purchase 600,000 share
     of common stock ..................................                --               --               --               --
Issuance of warrants to purchase 50,000 shares
     of common stock ..................................                --               --               --              150
Warrants expired December 1999 ........................                --               --               --               --
Stock options exercised, January through
     December 1999 ($0.22  - $4.75 per share) .........                --               --               --              870
Issuance of shares through the employee stock
     purchase plan, June and December 1999
     ($1.65 and $2.66 per share) ......................                --               --               --              141
Compensation expense related to stock options .........               281               --               --              459
Unrealized gain on securities available-for-sale ......                --            1,431               --            1,431
Net loss ..............................................                --               --          (14,094)         (14,094)
                                                            -------------    -------------    -------------    -------------
Balance at December 31, 1999 ..........................     $         (69)   $       2,147    $    (101,529)   $      14,731


                                                        (continued on next page)

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF
                    STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
               INCEPTION (JUNE 13, 1986) THROUGH DECEMBER 31, 2000
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       ADDITIONAL      COMMON
                                                                COMMON STOCK            PAID-IN         STOCK         TREASURY
                                                            SHARES         AMOUNT       CAPITAL        WARRANTS         STOCK
                                                         ------------   ------------   ----------     ----------      ---------

Balance at December 31, 1999 ..........................    22,853,782   $         23   $    113,262   $        908   $        (11)
                                                         ------------   ------------   ------------   ------------   ------------
Issuance of common stock for cash in
     secondary offering ($2.75 per share) .............     2,932,547              3          7,303             --             --
Issuance of common stock for services .................        60,107             --            233             --             --
Issuance of warrants to purchase 1,127,524
     shares of common stock ...........................            --             --         (2,561)         2,561             --
Stock options exercised, January through
     December 2000 ($2.00  - $5.06 per share) .........        71,620             --            280             --             --
Stock warrants exercised ..............................        14,422             --             73            (30)            --
Issuance of shares through the employee stock
     purchase plan, June and December 2000
     ($2.60 per share) ................................        41,169             --            107             --             --
Compensation expense related to stock options .........            --             --             --             --             --
Unrealized gain on securities available-for-sale ......            --             --             --             --             --
Realized gain on securities available-for-sale ........            --             --             --             --             --
Net loss ..............................................            --             --             --             --             --
                                                         ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000 ..........................    25,973,647   $         26   $    118,697   $      3,439   $        (11)
                                                         ============   ============   ============   ============   ============




                                                                           UNREALIZED        DEFICIT
                                                                           GAIN (LOSS)     ACCUMULATED
                                                                          ON SECURITIES       DURING         TOTAL
                                                             DEFERRED       AVAILABLE      DEVELOPMENT    STOCKHOLDERS'
                                                           COMPENSATION      FOR SALE         STAGE          EQUITY
                                                          -------------   -------------   -------------   -------------
Balance at December 31, 1999 ..........................   $        (69)   $      2,147    $   (101,529)   $     14,731
                                                          ------------    ------------    ------------    ------------
Issuance of common stock for cash in
     secondary offering ($2.75 per share) .............             --              --              --           7,306
Issuance of common stock for services .................             --              --              --             233
Issuance of warrants to purchase 1,127,524
     shares of common stock ...........................             --              --              --              --
Stock options exercised, January through
     December 2000 ($2.00  - $5.06 per share) .........             --              --              --             280
Stock warrants exercised ..............................             --              --              --              43
Issuance of shares through the employee stock
     purchase plan, June and December 2000
     ($2.60 per share) ................................             --              --              --             107
Compensation expense related to stock options .........             69              --              --              69
Unrealized gain on securities available-for-sale ......             --             506              --             506
Realized gain on securities available-for-sale ........             --          (2,653)             --          (2,653)
Net loss ..............................................             --              --         (17,957)        (17,957)
                                                          ------------    ------------    ------------    ------------
Balance at December 31, 2000 ..........................   $         --    $         --    $   (119,486)   $      2,665
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

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)



                                                                                                                       PERIOD FROM
                                                                                                                        INCEPTION
                                                                                                                         (JUNE 13,
                                                                                 YEARS ENDED DECEMBER 31,             1986) THROUGH
                                                                    ----------------------------------------------     DECEMBER 31,
                                                                         1998            1999             2000             2000
                                                                    ------------     ------------     ------------     ------------
Cash flows from operating activities:
   Net loss ....................................................    $    (18,231)    $    (14,094)    $    (17,957)    $   (119,486)
        Adjustments to reconcile net loss to net cash used in
           operating activities
        Depreciation and amortization ..........................             821              611              570            6,028
        Loss on disposal of assets .............................              --               --               --              200
   Compensation expense related to stock
        and stock options ......................................             547            1,084              312            5,179
   Charge for purchase of in-process research
        and development ........................................              --               --               --           11,547
   Unrealized gain on investment ...............................             803            1,431              506            2,653
   Realized gain on investment .................................              --               --           (2,653)          (2,653)
   Acquisition costs, net of cash received .....................              --               --               --             (270)
   Loss in affiliate ...........................................              --               --               --              500
   Accrued interest payable converted to stock .................              --               --               --               97
Changes in assets and liabilities:
   Increase (decrease) in prepaid expenses and other
        assets .................................................             214             (193)             337               69
   Decrease (increase) in accounts receivable ..................             (32)             132               --               --
   Increase (decrease) in accounts payable and accrued
        expenses ...............................................           3,673           (2,058)          (1,044)           3,029
   Increase in deferred revenue ................................              --               --            1,662            1,309
                                                                    ------------     ------------     ------------     ------------
   Net cash used in operating activities .......................         (12,205)         (13,087)         (18,267)         (91,798)

Cash flows from investing activities:
   Purchases of investments ....................................         (42,809)         (11,111)          (1,567)        (262,928)
   Sales of investments ........................................          61,682           11,439            9,470          267,842
   Purchase of furniture, equipment and leasehold
        improvements ...........................................          (1,958)            (377)            (401)          (6,857)
   Proceeds from sale of assets ................................               9               --                9               72
   Decrease in deposits ........................................             490               --               --               --
   Investment in affiliate .....................................              --               --               --             (500)
                                                                    ------------     ------------     ------------     ------------
   Net cash provided by (used in) investing activities .........          17,414              (49)           7,511           (2,371)

Cash flows from financing activities:
   Proceeds from notes payable .................................           1,369              927              182            7,150
   Repayment of notes payable and principal payments
        under capital lease obligations ........................            (353)            (301)            (426)          (3,538)
   Purchase of treasury stock ..................................              --               --               --              (11)
   Proceeds from issuance of stock .............................           3,084           12,700            7,726           98,822
                                                                    ------------     ------------     ------------     ------------
   Net cash provided by financing activities ...................           4,100           13,326            7,482          102,423
                                                                    ------------     ------------     ------------     ------------
   Net increase (decrease) in cash and cash equivalents ........           9,309              190           (3,274)           8,254
   Cash and cash equivalents at beginning of period ............           2,029           11,338           11,528               --
                                                                    ------------     ------------     ------------     ------------

Cash and cash equivalents at end of period .....................    $     11,338     $     11,528     $      8,254     $      8,254
                                                                    ============     ============     ============     ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest ....................    $         81     $        273     $        391     $      1,530

Supplemental schedule of noncash financing activities:
   Conversion of notes payable and accrued interest
        to Common Stock ........................................    $         --     $         --     $         --     $      3,043

                  The accompanying notes are an integral part of these consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


              The accompanying notes are an integral part of these consolidated financial statements.


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

         Aronex Pharmaceuticals is a development-stage company that has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of future revenues. In addition, we expect to continue to incur losses for the foreseeable future, and there can be no assurance that we will successfully complete the transition from a development-stage company to successful operations. The development activities we engage in involve a high degree of risk and uncertainty. Our ability to successfully develop, manufacture and market our proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. Our ability to develop these operations may be immensely impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform, third-party reimbursement and product liability exposure. Further, during the period required to develop these products, we will require additional funds which may not be available to us.

         We have operated as a development stage enterprise since our inception by devoting substantially all of our efforts to raising capital and performing research and development. In order to complete the development and other activities necessary to commercialize our products, additional financing will be required. We have not secured any commitments for any such additional financing.

         The majority of our clinical trials have reached the stage where we have completed patient enrollment in their current phase. At the current time, we are gathering clinical trial data for analysis. We anticipate reporting the data at appropriate scientific meetings. Before we initiate any new clinical trials, we will analyze each product's likelihood for approval, the cost of the proposed clinical trial, cash available at such time and the inherent risk profile. We anticipate these steps will assist us in maximizing shareholder value.

          In January 2001, we received a non-approval letter from the United States Food and Drug Administration (FDA) for our New Drug Application (NDA) amendment for ATRAGEN(R) for acute promyelocytic leukemia (APL). Following this event, we reduced expenditures in our research and development plans and activities. Additionally, we reduced the number of full-time employees in January 2001 from 77 to 29.

          We will continue to require substantial additional funds for our operations. At December 31, 2000, we had $9.1 million in cash, cash equivalents and investments. We believe that we can conserve our existing financial resources to satisfy our capital and operating requirements into the fourth quarter of 2001.

          The factors discussed above raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, need to further reduce our expenditures if we do not obtain additional financial resources by mid 2001. We retained Robertson Stephens, a San Francisco-based investment bank, to assist us in pursuing strategic alliances with companies in our industry. Also, we are actively pursuing other sources of financing. Sources of financing may not be available, or if available, will be diliutive or may have other adverse effect to the value of our shares. We may have to close operations and/or seek legal protection from our creditors. Accordingly, there can be no assurance of our future success. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. See "Business -- General" and "Business -- Additional Business Risks" in the Company's Form 10-K for the year ended December 31, 2000.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. Long-term investments at December 31, 2000 are available for sale securities which are United States mortgage backed securities with maturity dates over the next 22 years that have an amortized cost of $821,000 which approximates fair market value and cost. We currently have no trading securities.

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

         A summary of furniture, equipment and leasehold improvements is as follows (in thousands):



                                                                    DECEMBER 31,
                                                           -----------------------------
                                                              1999              2000
                                                           ------------     ------------

 Office furniture and equipment .......................    $      1,136     $      1,390
 Laboratory equipment .................................           3,460            3,499
 Leasehold improvements ...............................             883              876
                                                           ------------     ------------
                                                                  5,479            5,765
Less accumulated depreciation and amortization ........          (3,450)          (3,914)
                                                           ------------     ------------
Furniture, equipment and leasehold improvements, net ..    $      2,029     $      1,851
                                                           ============     ============


         At December 31, 2000, the cost of all furniture, equipment and leasehold improvements pledged as collateral on notes payable totaled $1,916,000.

         Revenue Recognition

         During 2000, we adopted United States Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. Payments for services under research and development grants and contracts that are specifically tied to a separate earnings process are recognized as revenue as the services are performed. In situations where we receive payment in advance of the performance of services, such amounts are

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


deferred and recognized as revenue as the related services are performed. Non-refundable fees, including payments for up-front licensing fees and milestones (collectively, " Non-refundable Fees"), are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete, and total Non-refundable Fees received. Prior to January 1, 2000, we had recognized revenue from Non-refundable Fees when we had no obligations to return the fees under any circumstances, and there were no additional contractual services to be provided or costs to be incurred by us in connection with the Non-refundable Fees.

         The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $4.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $4.5 million represents portions of 1998 and 1999 Non-refundable Fees from Abbott Laboratories in consideration for the exclusive worldwide rights to market and sell Nyotran(R). For the year ended December 31, 2000, we recognized $2.8 million of research and development grants and contracts revenue that was included in the cumulative effect adjustment as of January 1, 2000. The balance of the deferred revenue from this adjustment, $1.7 million, will be recognized in the future as we incur costs relating to obtaining approval for Nyotran(R) from the FDA.

         Prior period financial statements have not been restated to apply SAB 101 retroactively; however, the pro forma amounts included in the consolidated statements of operations show the net loss and per share net loss assuming we had retroactively applied SAB 101 to all prior periods.

         Research and Development

         Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on our behalf.

         Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive loss and its components in an entity's financial statements, and is effective for fiscal years beginning after December 15, 1997. Comprehensive loss is the total of net loss and all other non-owner changes in equity, which for the Company includes unrealized gains and losses on securities available for sale. A reconciliation of reported net loss to comprehensive loss is included in the consolidated statements of comprehensive loss.

         Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassification

         Certain reclassifications have been made to the prior year's financial statements to be consistent with the presentation in the current year.

3.       INVESTMENT IN AFFILIATE

         In April 1994, we invested in and entered into a drug development agreement with RGene Therapeutics, Inc. ("RGene"). We purchased $500,000 of RGene's preferred stock, which was recorded in the financial statements as investment in affiliate. The original investment was written off as RGene incurred losses. This resulted in a zero basis when RGene was acquired by Targeted Genetics Corporation, a publicly traded company, in June 1996.

         We received 440,520 shares of Targeted Genetics common stock from the acquisition of RGene in June 1996 and an additional 104,496 shares upon the achievement of certain milestones in October 1998. The Company recorded the shares at zero value in the financial statements until 1998 when they were recorded at their fair market value of $716,000. As a result, an unrealized gain of $2,147,000 is reflected on the Company's balance sheet at

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


December 31, 1999. In January 2000, we sold all of our shares of Targeted Genetics and realized a gain of $2,653,000.

4.       NOTES PAYABLE

         In May 1998, we entered into a master loan agreement for the financing of furniture, office equipment and laboratory equipment acquisitions. Each loan is collateralized by the furniture and equipment and is payable in 60 monthly installments. In June 1998 and February 1999, we borrowed $1,369,000 and $547,000, respectively, through this agreement bearing interest at 12%. In May 1999, a $2.0 million advance from Genzyme Corporation ("Genzyme") and $500,000 in minimum royalties relating to ATRAGEN(R) due to Genzyme were converted into a $2.5 million convertible note payable to Genzyme. This note bears interest at 10% per annum with interest payable semi-annually, and the principal is due May 21, 2002. This note can be converted into common stock of the Company at $4.35 per share at Genzyme's option (See note 8). Future principal payments under these loan agreements at December 31, 2000 are as follows:


         YEAR ENDING
         DECEMBER 31,            NOTE PAYABLE
         ------------           -------------
             2001               $     459,000
             2002                   2,867,000
             2003                     275,000
             2004                      12,000
                                -------------
            Total               $   3,613,000
                                =============


5.        STOCKHOLDERS' EQUITY

          Common Stock Warrants

          At December 31, 2000, we had warrants outstanding, relating to a certain financing transaction to purchase 2,944 shares of common stock at an exercise price of $12.00 per share. The warrants expired in March 2001.

          At December 31, 2000, we had warrants outstanding, relating to our February 1999 common stock offering to purchase 596,772 shares of common stock at a price of $3.28 per share. These warrants expire in February 2004.

          At December 31, 2000, we had warrants outstanding relating to our 1999 financing with Genzyme to purchase 50,000 shares of common stock at an exercise price of $4.00 per share. These warrants expire in May 2004.

          In connection with our April 2000 common stock offering, we issued warrants to purchase 977,524 shares of common stock at a price of $3.00 per share. At December 31, 2000, 965,403 of these warrants are outstanding, and they expire in April 2005. In addition, we issued to a placement agent warrants to purchase 150,000 shares of common stock at an exercise price of $3.25 per share. At December 31, 2000, all of these warrants are outstanding, and they expire in April 2007. The fair value of the warrants issued, $2,561,000, has been recorded in the accompanying financial statements. This amount has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate of 5.6% with no expected dividends, expected lives of five and seven years and expected volatility of 92%.

          Financing Agreement

          In November 2000, we entered into an agreement with Acqua Wellington North American Equity Fund Ltd. for an equity financing agreement covering the sale of up to $24 million of our common stock over a 28-month period ending in March 2003. We have not raised any funds under this agreement. In order to raise any funds under this

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


agreement, we must maintain a minimum stock price and maximum market capitalization. At the present time, we do not meet these requirements and do not expect to meet these requirements in the near future.

6.        STOCK OPTION PLANS

          In 1989, our stockholders approved the 1989 Stock Option Plan (the "Plan"). The Plan, as amended in 1992 and in May 1997, authorized the issuance of options through December 31, 1999. The term of each option ranges from five to seven years from the date of grant. The Plan expired at December 31, 1999 and has not been extended. Options granted under the Plan continue to be outstanding and expire at various dates through 2006.

         A summary of stock option activity for the Plan follows:


                                                             OPTIONS               PRICE
                                                           OUTSTANDING            PER SHARE
                                                          ------------      ---------------------
Balance at December 31, 1997............................     1,960,717      $      0.04 to $14.88
      Granted...........................................       336,114      $      2.06 to $ 4.63
      Exercised.........................................       (42,638)     $      0.04 to $ 0.68
      Forfeited.........................................      (228,946)     $      3.88 to $14.88
                                                          ------------      ---------------------
Balance at December 31, 1998............................     2,025,247      $      0.04 to $14.88
      Granted...........................................       404,605      $      1.94 to $ 5.81
      Exercised.........................................      (317,433)     $      0.22 to $ 4.75
      Forfeited.........................................      (396,944)     $      0.04 to $14.88
                                                          ------------      ---------------------
Balance at December 31, 1999............................     1,715,475      $      0.16 to $11.50
      Exercised.........................................       (64,120)     $      2.38 to $ 5.06
      Forfeited.........................................      (361,948)     $      2.38 to $11.50
                                                          ------------      ---------------------
Balance at December 31, 2000............................     1,289,407      $      0.16 to $11.50
                                                          ============      =====================
Exercisable at December 31, 2000........................     1,024,783      $      0.16 to $11.50
                                                          ============      =====================

         In June 1998, our stockholders approved the 1998 Stock Option Plan (the "1998 Plan"). This plan authorizes the issuance of options to purchase up to 750,000 shares of common stock. Shares issued under the 1998 Plan expire 10 years from the date of issuance. In 1998, options to purchase 370,000 shares of common stock were issued to employees, and 320,000 of these shares will vest at the earlier of various dates based on the achievement of corporate and personal goals as determined by the Board of Directors' compensation committee and the achievement of specific common stock price targets or nine years and ten months from the date of grant. At December 31, 2000, 28,243 shares were available for future grant under the Plan. In January 2001, the Board of Directors amended and restated 1998 Plan authorizing the issuance of options covering the greater of
(i) 2,600,000 shares of common stock or (ii) 10% of the shares of common stock outstanding on the last day of the preceding fiscal quarter, among other changes.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




         A summary of stock option activity for the 1998 Plan follows:


                                                            OPTIONS               PRICE
                                                          OUTSTANDING            PER SHARE
                                                          ------------      ---------------------
Balance at December 31, 1997............................            --      $                  --
      Granted...........................................       370,000      $      2.44 to $ 3.88
                                                          ------------      ---------------------
Balance at December 31, 1998............................       370,000      $      2.44 to $ 3.88
      Granted...........................................       230,000      $                3.63
      Exercised.........................................       (58,800)     $      2.44 to $ 3.88
      Forfeited.........................................      (143,200)     $                3.88
                                                          ------------      ---------------------
Balance at December 31, 1999............................       398,000      $      3.63 to $ 3.88
      Granted...........................................       281,807      $      2.63 to $ 5.31
      Exercised.........................................       (60,107)(i)  $                  --
      Forfeited.........................................       (16,850)     $      3.00 to $ 3.38
                                                          ------------      ---------------------
Balance at December 31, 2000............................       602,850      $      2.63 to $ 4.06
                                                          ============      =====================
Exercisable at December 31, 2000........................       130,450      $      3.63 to $ 3.88
                                                          ============      =====================



         (i) Represents stock issued at fair market value for services under consulting agreements.

         During 1993, we adopted the 1993 Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan, as amended effective in May 1997, authorizes the issuance of options to purchase up to 600,000 shares of common stock. In January 2001, the Board of Directors amended the Director Plan to increase the number of shares of our common stock underlying options that may be granted under the Director Plan to 1,200,000 from 600,000. Shares issued under the Director Plan expire ten years from the date of issuance. The Director Plan allows for the issuance of two types of grants: Formula Grants and Discretionary Grants. Formula Grants are fully-vested when issued and are issued at a price equal to the fair market value of our stock at the date of issuance. The following Formula Grants are issued under the Director Plan: (1) options to purchase 25,000 shares of common stock to each Non-Employee Director upon first being elected to the Board of Directors and (2) options to purchase 7,500 shares of common stock annually to each Non-Employee Director who has served as a director for at least six months. The annual Formula Grants for 2000 were not granted until January 2001 because insufficient shares were available on December 31, 2000. The expense associated with these annual Formula Grants for 2000 has been recorded in the December 31, 2000 financial statements. Discretionary Grants may be issued by the compensation committee of the Board of Directors and may be issued at less than the fair market value of our stock. In 2000, Discretionary Grants to purchase a total of 80,000 shares of common stock were issued to two Non-Employee Directors. These options vest over four years and were issued at the fair market value of our common stock at the date of grant. At December 31, 2000, 7,500 shares were available for future grant under the Plan.

                 ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





        A summary of stock option activity for the Director Plan follows:


                                                            OPTIONS              PRICE
                                                          OUTSTANDING           PER SHARE
                                                        --------------      -----------------
Balance at December 31, 1997...........................        367,500      $ 4.25 to $ 11.00
Granted................................................         62,500      $ 2.00 to $  2.53
                                                        --------------      -----------------
Balance at December 31, 1998...........................        430,000      $ 2.00 to $ 11.00
Granted................................................        102,500      $ 2.97 to $  3.13
Forfeited..............................................        (32,500)     $ 5.50 to $  9.38
                                                        --------------      -----------------
Balance at December 31, 1999...........................        500,000      $ 2.00 to $ 11.00
Granted................................................         80,000      $ 2.81 to $  4.75
Exercised..............................................         (7,500)     $            2.00
                                                        --------------      -----------------
Balance at December 31, 2000...........................        572,500      $ 2.00 to $ 11.00
                                                        ==============      =================
Exercisable at December 31, 2000.......................        513,167      $ 2.00 to $ 11.00
                                                        ==============      =================

         We recorded deferred compensation for the difference between the grant price and the fair market value of the stock for financial statement presentation purposes related to options. At December 31, 2000, all of this compensation had been amortized to expense over the vesting periods of the options. In 1998, 1999 and 2000, $499,000, $281,000 and $69,000, respectively, in related expense was recorded.

         We account for these plans under APB Opinion No. 25, under which compensation expense is recorded. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("SFAS 123"), our net loss per share would have been increased to the following pro forma amounts:


                                                                 YEAR ENDED
                                                                 DECEMBER 31,
                                         --------------------------------------------------------------
                                               1998                   1999                    2000
                                         ----------------       ----------------       ----------------
Net Loss:
        As reported ...............      $    (18,231,000)      $    (14,094,000)      $    (17,957,000)
                                         ================       ================       ================
        Pro forma .................      $    (19,598,000)      $    (15,567,000)      $    (18,812,000)
                                         ================       ================       ================

Loss Per Share (basic and diluted):
        As reported ...............      $          (1.17)      $          (0.65)      $          (0.72)
                                         ================       ================       ================
        Pro forma .................      $          (1.26)      $          (0.72)      $          (0.75)
                                         ================       ================       ================

         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black Scholes options pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000, respectively: risk-free interest rates of 5.2%, 5.6% and 6.2%, with no expected dividends, expected lives of five years, 3.5 years and four years and expected volatility of 113%, 92% and 97%.

                 ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         A summary of the status of our three stock option plans as of December 31, 1998, 1999 and 2000 and charges during the years ending on those dates is presented below:


                                                   1998                        1999                             2000
                                          ----------------------     --------------------------       --------------------------
                                                      WEIGHTED-                      WEIGHTED-                         WEIGHTED-
                                                       AVERAGE                        AVERAGE                           AVERAGE
                                                      EXERCISE                       EXERCISE                          EXERCISE
              FIXED OPTIONS                SHARES       PRICE         SHARES           PRICE            SHARES           PRICE
           --------------------           ---------   ----------     ---------       ----------       ---------       ----------

Balance at beginning of year .......      2,328,217   $     5.37     2,825,247       $     4.96       2,613,475       $     4.69
Granted ............................        768,614   $     3.52       737,105       $     3.30         361,807       $     3.35
Exercised ..........................        (42,638)  $     0.39      (376,233)      $     3.27        (131,727)      $     3.85
Forfeited ..........................       (228,946)  $     5.27      (572,644)      $     5.15        (378,798)      $     5.95
                                         ----------                 ----------                       ----------
Balance at end of year .............      2,825,247   $     4.96     2,613,475       $     4.69       2,464,757       $     4.35
                                         ==========                 ==========                       ==========
Options exercisable at year end ....      1,917,151   $     5.40     1,654,649       $     5.08       1,668,400       $     4.70
                                         ==========                 ==========                       ==========
Weighted-average fair value of
options granted during the year ....     $     2.68                 $     2.24                       $     2.36

         The following table summarizes information about stock options outstanding at December 31, 2000:


                                        OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                     ----------------------------------------------------------    -----------------------------------
                          NUMBER         WEIGHTED-AVERAGE                               NUMBER
      RANGE OF        OUTSTANDING AT        REMAINING          WEIGHTED-AVERAGE     EXERCISABLE AT    WEIGHTED-AVERAGE
   EXERCISE PRICES   DECEMBER 31, 2000  CONTRACTUAL LIFE        EXERCISE PRICE     DECEMBER 31, 2000   EXERCISE PRICE
- ------------------   -----------------  -------------------    ----------------    -----------------  ----------------
$0.16 - $  3.00             395,253              5.5              $     2.62            158,870         $       2.39
$3.01 - $  7.00           1,878,710              4.4              $     4.31          1,318,845         $       4.46
$7.01 - $ 11.50             190,794              3.8              $     8.30            190,685         $       8.30
                     --------------                                                 -----------
                          2,464,757                                                   1,668,400
                     ==============                                                 ===========

          In addition to the stock option plans in 1997, we issued 100,000 stock options to a former consultant. These options are vested, have an exercise price of $7.00 per share and expire in May 2002.

7.        FEDERAL INCOME TAXES

          We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements and tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



          A reconciliation of the statutory federal income tax rate to our effective income tax rate for the periods ended December 31, 1998, 1999 and 2000 is as follows:


                                                               1998            1999             2000
                                                             --------        --------        --------
Statutory rate ........................................         (34.0)%         (34.0)%         (34.0)%
Cumulative effect of accounting change  not
   deductible .........................................           0.0%            0.0%            3.1%
Equity in loss of foreign subsidiary not deductible ...           0.0%            2.2%            0.8%
Deductible stock option compensation ..................           0.0%           (0.4)%           0.0%
Other .................................................           0.9%            0.1%            0.2%
Adjustment due to deferred tax valuation allowance ....          33.1%           32.1%           29.9%
                                                             --------        ========        ========
                                                                  0.0%            0.0%            0.0%
                                                             ========        ========        ========

         Significant components of our net deferred tax asset at December 31, 1999 and 2000 are as follows:


                                                                 1999              2000
                                                             ------------       ------------
Deferred tax assets relating to:
   Federal net operating loss carryforwards ...........      $ 39,023,000       $ 44,386,000
   Financial statement depreciation and amortization in
        excess of amount deductible for income
        tax purposes ..................................           240,400            241,300
   Accrued liabilities not currently deductible
        for income tax purposes .......................           748,000            748,000
   Equity in loss of affiliate not currently
        deductible for income tax purposes ............           170,000            170,000
   Other items, net ...................................           (34,300)           (37,600)
                                                             ------------       ------------
Total deferred items, net .............................        40,147,100         45,507,700
Deferred tax valuation allowance ......................       (40,147,100)       (45,507,700)
                                                             ------------       ------------
Net deferred tax asset ................................      $         --       $         --
                                                             ============       ============

          At December 31, 2000, we had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $130.6 million. The Tax Reform Act of 1986 provided a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit our ability to utilize these NOLs and tax credits. Accordingly, our ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. As a result of the merger with Triplex and API in 1995, a change in control as defined by federal income tax law occurred, causing the use of these carryforwards to be limited and possibly eliminated. Additionally, because United States tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOLs and tax credit carryforwards for federal income tax purposes. The carryforwards will begin to expire in 2001 if not otherwise used. Due to the possibility of not reaching a level of profitability that will allow for the utilization of our deferred tax assets, a valuation allowance has been established to offset these tax assets. The valuation allowance increased $8,108,400, $3,401,700 and $5,360,600 for the years ended December 31, 1998, 1999 and 2000, respectively. These increases were primarily due to our losses from operations for such periods and the valuation allowance for the net operating loss carryforwards acquired in the 1995 mergers with Triplex and API. We have not made any federal income tax payments since inception.

8.        LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

          We have two exclusive license agreements with The University of Texas M.D. Anderson Cancer Center ("M.D. Anderson") that may be terminated in the event of a material breach of the terms of the agreement or for failure to convert the licensed subject matter to a commercial form. However, management believes our ongoing development efforts currently satisfy this obligation to commercialize.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



          The license agreements require us to pay royalties for licensed patent products or processes based on net sales percentages. We must also pay M.D. Anderson $200,000 for each FDA-approved product resulting from certain licensed research tasks. No royalties have been paid to date since we have had no sales.

          For the years ended December 31, 1998, 1999 and 2000, we paid M.D. Anderson $23,000, $157,000 and $23,000, respectively, for research performed on our behalf.

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

          In March 1999, Genzyme notified us that they did not intend to exercise their option to acquire the right to market and sell ATRAGEN(R) worldwide. As a result of the election, we have regained full marketing rights to ATRAGEN(R) on a worldwide basis and we were obligated to repay Genzyme the $2.0 million advance by May 21, 1999 and pay product royalties, including $500,000 in minimum royalties by April 24, 2000. In May 1999, the $2.0 million advance from Genzyme and the $500,000 in minimum royalties were converted into a $2.5 million convertible note payable to Genzyme, which has a maturity date in May 2002. This note can be converted into our common stock at $4.35 per share at Genzyme's option. In connection with this financing, we issued Genzyme warrants to purchase 50,000 shares of common stock at an exercise price of $4.00 per share. These warrants are exercisable until May 21, 2004. The fair value of the warrants, $150,000, has been recorded in the accompanying financial statements. This amount has been estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: a risk free interest rate of 5.2% with an expected life of five years and expected volatility of 114%.

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

          On November 12, 1998, we entered into a license agreement with Abbott for Nyotran(R). The license agreement provides Abbott with exclusive worldwide rights to market and sell Nyotran(R), subject to rights previously granted to Grupo Ferrer Internacional, S.A. in Spain and Portugal and certain co-promotion rights retained by us in the United States and Canada. Under the license agreement, Abbott has paid us up-front payments, development milestones and development payments. Abbott purchased 837,989 shares of our common stock for $3.0 million under a related stock purchase agreement on November 30, 1998. Abbott has provided funding for the clinical development of Nyotran(R) and will make subsequent milestone payments if specified sales targets are achieved. Abbott will also pay to us escalating royalties on all product sales of Nyotran(R).

          In December 2000, we entered into a license agreement with Sumitomo Pharmaceuticals Co., Ltd. that gives us the exclusive right in the United States to a particular class of DACH platinum compounds. Aroplatin(TM), one of our products in clinical development, is a liposomal formulation of a novel platinum compound from this class of drugs. Under this agreement, Sumitomo Pharmaceuticals received a $500,000 up-front payment from us in 2001,

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(such amount was expensed in the 2000 financial statements) and will receive subsequent milestone payments based on regulatory filings, approval and sales of Aroplatin(TM), and royalties on the sales of Aroplatin(TM) in the United States. Except for the treatment of hepatoma, the license agreement gives us the exclusive right to make, use, develop, import and sell Aroplatin(TM) in the United States.

9.        COMMITMENTS AND CONTINGENCIES

          We lease laboratory and office space under operating leases and certain office equipment on a short-term basis. Under a current building lease, we have committed to lease 30,000 square feet for ten years beginning in January 1998. Rental expense relating to these leases was approximately $667,000, $756,000, and $713,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

          Future minimum noncancellable payments under operating leases at December 31, 2000 are as follows:


          YEAR ENDING
          DECEMBER 31,                AMOUNT
          ------------            -------------
              2001                $     713,000
              2002                      710,000
              2003                      707,000
              2004                      692,000
              2005                      676,000
           Thereafter                 1,379,000
                                  -------------
             Total                $   4,877,000
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

10.       RELATED PARTY TRANSACTIONS AND EMPLOYMENT AGREEMENTS

         We entered into employment agreements with our chief executive officer and key employees that have initial termination dates ranging from 2001 to 2002. These agreements are thereafter automatically renewed for successive periods of 12 to 18 months unless terminated by either party. Such agreements provide that in the case of termination by the Company without cause or termination by the employee for good reason, the officers are entitled to payments ranging from 100 to 250% of their annual salaries. Additionally, one officer has an outstanding loan with Aronex Pharmaceuticals with a balance of approximately $10,000 at December 31, 2000. This loan will be repaid over the next two years. Current annual salaries relating to these agreements total $1.2 million at December 31, 2000.

         In February 1998, we amended a consulting agreement with our chief scientific advisor for a three-year period ending December 31, 2000, whereby we were committed to pay consulting fees of $156,000 per year through December 31, 2000. One-half of the amount was paid in cash and one-half was paid in our common stock. We paid cash of $78,000 for the years ended December 31, 1998, 1999 and 2000, respectively, and issued 18,352, 40,248 and 21,584 shares of our common stock in 1998, 1999 and 2000, respectively, pursuant to this agreement. In December 2000, this agreement was renewed for an additional 12-month period.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.      401(k) PLAN

         We maintain a retirement savings plan, effective as amended on January 1, 1991, in which any of our employees who has completed one month of employment may elect to participate. The plan is an individual account plan providing for deferred compensation as described in Section 401(k) of the United States Internal Revenue Service Code and is subject to, and intended to comply with, the Employee Retirement Income Security Act of 1974, as amended. Each eligible employee is permitted to contribute up to 20% of his/her annual salary up to the applicable statutory maximum prescribed in the Code. We may, in our discretion, contribute an amount equal to the employee's contribution, but our contribution may not exceed an amount equal to 6% of the employee's compensation. A participant is 50% vested in the accrued benefits derived from our contributions after completion of one year of employment following his/her election to participate in the plan, and 100% vested in such contributions after completion of two years of employment following such election. Participants may receive hardship loans under the terms of the plan. The plan provides for distributions in the event a participant dies, reaches the age of 65, becomes disabled or terminates his/her employment prior to the age of 65. Aronex Pharmaceuticals made contributions of approximately $56,500, $65,200 and $64,300 under the 401(k) plan for the years ended December 31, 1998, 1999 and 2000, respectively.

12.      EMPLOYEE STOCK PURCHASE PLAN

         In December 1996, the Board of Directors adopted the 1997 Employee Stock Purchase Plan and reserved 250,000 shares of common stock for issuance thereunder. The plan permits employees to purchase common stock through payroll deductions of up to 15% of their compensation subject to limitations as defined by the Internal Revenue Service. Purchases of common stock are made at the lower of 85% of fair market value at the beginning or end of each six-month offering period. In 1998, 39,516 shares were purchased by employees at $3.35 and $1.70 per share. In 1999, 71,023 shares were purchases by employees at $1.65 and $2.66 per share. In 2000, 41,169 shares were purchased by employees at $2.60 per share.

13.      SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Effective January 1, 2000, we changed our method of accounting for revenue recognition to conform with the guidance provided by SAB 101 (See Note
2). The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $4.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $4.5 million represents portions of 1998 and 1999 payments received from Abbott Laboratories in consideration for the exclusive worldwide rights to market and sell Nyotran(R). For the year ended December 31, 2000, we recognized $2.8 million of research and development grants and contracts revenue that was included in the cumulative effect adjustment as of January 1, 2000.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Summarized quarterly financial data for the years ended December 31, 2000 and 1999 are displayed in the following tables:


                                                                    FIRST QUARTER ENDED
                                                                       MARCH 31, 2000
                                                                         (UNAUDITED)
                                                              --------------------------------
                                                              AS PREVIOUSLY
                                                                 REPORTED          AS RESTATED
                                                              -------------       ------------
Total revenues ..........................................      $        300       $      1,451
                                                               ============       ============
Operating loss ..........................................      $     (6,199)      $     (5,048)
                                                               ------------       ------------
Other income, net .......................................             2,747              2,747
                                                               ------------       ------------

Net loss before cumulative effect of change in accounting
       principle ........................................      $     (3,452)      $     (2,301)

Cumulative effect of change in accounting principle .....                --             (4,455)
                                                               ------------       ------------
Net loss ................................................      $     (3,452)      $     (6,756)
                                                               ============       ============
Net loss per share, basic and diluted:

Net loss before cumulative effect of change in
       accounting principle .............................      $      (0.15)      $      (0.10)
Cumulative effect of change in accounting principle .....                --              (0.19)
                                                               ------------       ------------
Net loss per share ......................................      $      (0.15)      $      (0.29)
                                                               ============       ============




                                   SECOND QUARTER ENDED                 THIRD QUARTER ENDED
                                      JUNE 30, 2000                      SEPTEMBER 30, 2000
                                       (UNAUDITED)                          (UNAUDITED)
                             -------------------------------       -------------------------------      FOURTH QUARTER
                                  AS                                   AS                                    ENDED
                              PREVIOUSLY             AS             PREVIOUSLY            AS           DECEMBER 31, 2000
                               REPORTED           RESTATED           REPORTED          RESTATED           (UNAUDITED)
                             ------------       ------------       ------------       ------------     -------------------
Total revenues ........      $          0       $        587       $         26       $        711       $        470
Operating loss ........      $     (4,636)      $     (4,049)      $     (4,270)      $     (3,585)      $     (3,951)
Other income, net......               170                170                139                139                 75
Net loss...............            (4,466)            (3,879)            (4,131)            (3,446)            (3,876)
Net loss per share,
  basic and diluted....      $      (0.18)      $      (0.16)      $      (0.16)      $      (0.13)      $      (0.15)



                                       FIRST QUARTER     SECOND QUARTER     THIRD QUARTER        FOURTH QUARTER
                                           ENDED              ENDED             ENDED                ENDED
                                       MARCH 31, 1999     JUNE 30, 1999    SEPTEMBER 30, 1999   DECEMBER 31, 1999
                                        (UNAUDITED)         (UNAUDITED)       (UNAUDITED)          (UNAUDITED)
                                     ----------------     ---------------  ------------------   ----------------

Total Revenues ..................      $      3,282       $      6,591      $        854        $        325
Operating income (loss)..........            (3,437)               954            (5,595)             (7,016)
Other income, net................               262                315               196                 227
Net income (loss) ...............      $     (3,175)      $      1,269      $     (5,399)       $     (6,789)
Net income (loss) per share,
  basic and diluted..............      $      (0.17)      $       0.06      $      (0.24)       $      (0.30)
Pro forma amounts assuming
  the accounting charge is
  applied retroactively:
  Net loss.......................      $     (4,353)      $     (1,205)     $     (3,757)       $     (4,361)
  Net loss per share.............      $      (0.23)      $      (0.05)     $      (0.17)       $      (0.19)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                  DESCRIPTION
- -------                                 -----------
  3.1      Amended and Restated Certificate of Incorporation, as amended
           (incorporated by reference to Exhibit 3.1 to Aronex Pharmaceuticals'
           Quarterly Report on Form 10-Q for the quarterly period ending June 30,
           1997 (the "June 1997 Form 10-Q")).

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

  4.3      Form of Subscription Agreement for private placement offering
           (incorporated by reference to Exhibit 4.1 on the April 17, 2000 Form
           8-K).

  4.4 Form of Common Stock Purchase Warrant between Aronex Pharmaceuticals and subscribers of the private placement (incorporated by reference to Exhibit 4.2 on the April 17, 2000 Form 8-K).

  4.5 Form of Warrant for the purchase of an aggregate of 150,000 shares of common stock in connection with the Finders Agreement Exhibit 10.50
           (incorporated by reference to Exhibit 4.3 on the April 17, 2000 Form
           8-K).

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

EXHIBIT
NUMBER                                DESCRIPTION
- -------                               -----------
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

10.5     Fourth Amendment to Registration Rights Agreement dated January 20,
         1994, among Aronex Pharmaceuticals and certain of its stockholders
         (incorporated by reference to Exhibit 10.5 to the December 1999
         10-K/A).

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

10.9++   Exclusive License Agreement dated October 15, 1986, between Aronex
         Pharmaceuticals, The University of Texas System Board of Regents and
         The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.8 to the 1992 Registration Statement).

10.10++  Exclusive License Agreement dated July 1, 1988, between Aronex
         Pharmaceuticals, The University of Texas System Board of Regents and
         The University of Texas M.D. Anderson Cancer Center, together with amendments and extensions thereto (incorporated by reference to Exhibit
         10.10 to the 1992 Registration Statement).

10.11 Amendment No. 2 to Exclusive License Agreement dated July 9, 1993, among Aronex Pharmaceuticals, The University of Texas System Board of
         Regents and The University of Texas M.D. Anderson Cancer Center
         (incorporated by reference to Exhibit 10.20 to the 1993 Registration
         Statement).

10.12    License and Development Agreement dated September 10, 1993 between
         Aronex Pharmaceuticals and Genzyme Corporation (incorporated by reference to Exhibit 10.22 to the 1993 Registration Statement).

10.13    Amendment No. 2 to License and Development Agreement dated September
         10, 1996, between Aronex Pharmaceuticals and Genzyme Corporation
         (incorporated by reference to Exhibit 3.1 to Aronex Pharmaceuticals'
         Quarterly Report on Form 10-Q for the fiscal quarter ended September
         30, 1996 (the "September 1996 Form 10-Q")).

10.14 Amendment No. 2 to Stock Purchase Agreement dated September 10, 1996, between Aronex Pharmaceuticals and Genzyme Corporation (incorporated by reference to Exhibit 3.2 to the September 1996 Form 10-Q).

10.15    Amendment No. 3 to License and Development Agreement dated March 25,
         1997, between Aronex Pharmaceuticals and Genzyme Corporation
         (incorporated by reference to Exhibit 10.1 to Aronex Pharmaceuticals'
         Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997 (the "March 1997 Form 10-Q")).

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.16    Common Stock Purchase Agreement dated September 10, 1993 between Aronex
         Pharmaceuticals and Genzyme Corporation (incorporated by reference to
         Exhibit 10.1 to the June 4, 1999 Form 8-K).

10.17    Amendment No. 3 to Common Stock Purchase Agreement dated March 25,
         1997, between Aronex Pharmaceuticals and Genzyme Corporation
         (incorporated by reference to Exhibit 10.2 to the March 1997 Form
         10-Q).

10.18+   Employment Agreement dated November 3, 1997 between Aronex
         Pharmaceuticals' and Geoffrey F. Cox, Ph.D. (incorporated by reference to Exhibit 10.39 to Aronex Pharmaceuticals' Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K")).

10.19*+  First Amendment to Employment Agreement dated January 18, 2001 between
         Aronex Pharmaceuticals and Geoffrey F. Cox, Ph.D.

10.20+   Consulting Agreement dated January 1, 1998, between Aronex
         Pharmaceuticals and Gabriel Lopez-Berestein (incorporated by reference to Exhibit 10.2 to the March 1998 Form 10-Q).

10.21+   Employment Agreement dated June 12, 1998, between Aronex
         Pharmaceuticals and Paul A. Cossum, Ph.D. (incorporated by reference to
         Exhibit 10.3 to the June 1998 Form 10-Q).

10.22*+ First amendment to employment agreement dated January 18, 2001, between Aronex Pharmaceuticals and Paul A. Cossum, Ph.D.

10.23+   Employment Agreement dated June 12, 1998, between Aronex
         Pharmaceuticals and Terance A. Murnane (incorporated by reference to
         Exhibit 10.4 to the June 1998 Form 10-Q).

10.24*+  First Amendment to Employment Agreement dated January 18, 2001, between
         Aronex Pharmaceuticals and Terance A. Murnane.

10.25    Lease Agreement dated April 4, 1997, between Aronex Pharmaceuticals and
         Fleet National Bank successor and assignor to the Woodlands Corporation
         (incorporated by reference to Exhibit 10.3 to the June 1997 Form 10-Q).

10.26*   Non-Disturbance, Attornment and Subordination Agreement dated
         September 22, 2000 between Aronex Pharmaceuticals, Fleet National Bank and Woodlands VTO 2000 Commercial, L.P.

10.27++  License Agreement dated November 12, 1998, between Aronex
         Pharmaceuticals and Abbott Laboratories (incorporated by reference to Exhibit 10.1 to the December 2, 1998 Form 8-K).

10.28++  Stock Purchase Agreement dated November 12, 1998, between Aronex
         Pharmaceuticals and Abbott Laboratories (incorporated by reference to Exhibit 10.2 to the December 2, 1998 Form 8-K).

10.29 Form of Warrant issued on February 23, 1999 for the purchase of an aggregate of 600,000 shares of common stock (included herein as Exhibit
         C to Placement Agency Agreement which is filed herewith as Exhibit
         10.46).

10.30+   Employment Agreement dated December 1, 1999 between Aronex
         Pharmaceuticals and Anthony Williams, M.D. (incorporated by reference to
         Exhibit 10.38 to the December 1999 From 10-K/A).

10.31 Form of Warrant for the purchase of Common Stock, incorporated by reference to Exhibit 1.2 of the Company's Registration Statement on Form S-1 (Registration Statement No. 333-67599).

10.32 Amendment No. 4 to License and Development Agreement dated May 21, 1999 by and between Aronex Pharmaceuticals and Genzyme Corporation
         (incorporated by reference to Exhibit 10.1 to the June 4, 1999 8-K).

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
10.33    10% Convertible Note dated May 21, 1999 by Aronex Pharmaceuticals made payable to Genzyme Corporation for $2.5 million (incorporated by reference to Exhibit 10.2 to the June 4, 1999 8-K).

10.34    Common Stock Purchase Warrant for 50,000 shares of Common Stock of
         Aronex Pharmaceuticals issued in the name of Genzyme Corporation
         (incorporated by reference to Exhibit 10.3 to the June 4, 1999 8-K).

10.35+   Consulting Agreement dated October 1, 1999 between Aronex
         Pharmaceuticals and James R. Butler (incorporated by reference to
         Exhibit 10.2 on the September 1999 Form 10-Q).

10.36+   Consulting Agreement dated October 1, 1999 between Aronex
         Pharmaceuticals and David J. McLachlan (incorporated by reference to
         Exhibit 10.3 on the September 1999 Form 10-Q).

10.37    License Agreement dated December 12, 2000 between Aronex
         Pharmaceuticals and Sumitomo Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.1 on the December 12, 2000 Form 8-K).

10.38    Common Stock Purchase Agreement dated November 29, 2000 between Aronex
         Pharmaceuticals and Acqua Wellington North American Equities Fund, Inc.
         (incorporated by reference to Exhibit 10.1 on the November 29, 2000
         Form 8-K).

10.39 Finders Agreement dated March 29, 2000 between Aronex Pharmaceuticals and Paramount Capital, Inc. (incorporated by reference to Exhibit 10.1 on the April 17, 2000 Form 8-K).

10.40*+ Employment Agreement dated June 30, 2000 between Aronex Pharmaceuticals and Seenu V. Srinivasan, Ph.D.

10.41*+  Employment Agreement dated August 16, 2000 between Aronex
         Pharmaceuticals and Michael T. Redman.

11.1     Statement regarding computation of loss per share.

23.1*    Consent of Arthur Andersen LLP.

24.1     Power of attorney (included on the signature page of this Registration
         Statement).

- ----------

*        Filed herewith.

+        Management Contract or Compensatory Plan.

++ Portions of this exhibit have been omitted based upon a request for confidential treatment pursuant to Rule 24b-2g of the Exchange Act. Such omitted portions have been filed separately with the Commission.