Form 10-K/A
period 2000-12-31
ARONEX PHARMACEUTICALS INC
filed 2001-04-30
CIK 854691

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

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

================================================================================

                                TABLE OF CONTENTS

PART III

                                                                            PAGE
                                                                            ----
Item 10.  Directors and Executive Officers of the Registrant...................1

Item 11.  Executive Compensation...............................................4

Item 12.  Security Ownership of Certain Beneficial Owners and Management.......9

Item 13.  Certain Relationships and Related Transactions......................11

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to our directors and executive officers.


                    NAME                          AGE                        POSITION WITH COMPANY
                    ----                          ---                        ---------------------
Geoffrey F. Cox, Ph.D. (3)...................      57     Chairman of the Board of Directors (Class II) and Chief
                                                          Executive Officer
Paul A. Cossum, Ph.D.........................      48     Vice President, Preclinical Development
Anthony Williams, M.D........................      45     Vice President, Medical Affairs
Seenu V. Srinivasan, Ph.D....................      47     Vice President, Pharmaceutical Development and
                                                          Operations
Terance A. Murnane...........................      50     Controller and Secretary
James R. Butler  (1)(3)......................      60     Director (Class III)
Phyllis I. Gardner, M.D (2)..................      50     DIRECTOR (CLASS II)
Paul W. Hobby (1)............................      40     Director (Class I)
Gabriel Lopez-Berestein, M.D. (2)............      53     Director (Class II) and Chief Scientific Officer
David J. McLachlan (1).......................      62     Director (Class I)
Martin P. Sutter (3).........................      45     Director (Class I)
Gregory F. Zaic (2)..........................      53     Director (Class III)

----------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating Committee.

         Geoffrey F. Cox, Ph.D. Dr. Cox has served as a member of the Board of Directors since January 1994. With more than 20 years of pharmaceutical and biotechnology experience, Dr. Cox joined Aronex Pharmaceuticals as Chairman and Chief Executive Officer in November 1997. In 1984, Dr. Cox joined Genzyme Corporation in the UK and, in 1988, became Senior Vice President of operations in the United States. Subsequently, Dr. Cox was promoted to Executive Vice President for Genzyme, responsible for operations and the pharmaceutical, diagnostic and genetics business units. Prior to joining Genzyme, Dr. Cox was General Manager of UK manufacturing operations for Gist-Brocades.

         Paul A. Cossum, Ph.D. Dr. Cossum joined Triplex Pharmaceutical Corporation ("Triplex") as Vice President of Preclinical Research and Development in 1993 and became our Vice President of Preclinical Development in September 1995 upon consummation of our merger with Triplex. From 1992 to 1993, Dr. Cossum served as Director of Preclinical Development at Isis Pharmaceuticals, Inc. Prior to his employment at Isis Pharmaceuticals, Dr. Cossum worked in the Department of Pharmacological Sciences at Genentech, Inc.

         Anthony Williams, M.D. Dr. Williams joined us in December 1999 as Vice President of Medical Affairs. From April 1999 to December 1999, he was Vice President of Medical Affairs of our European subsidiary, Aronex Europe Limited, with worldwide responsibilities. From January 1998 to March 1999, Dr. Williams was a Vice President in charge of Aronex Europe Limited. From 1996 to 1998, Dr. Williams was Director of Exploratory Development at Medeva Group Development. Prior to that, from 1993 to 1996, he was Director of Clinical Research and Regulatory Affairs at Medeva Scientific. Previously, Dr. Williams held a number of academic positions at Charing Cross Hospital, University College Hospital and Whittington Hospital, all in London, England.

         Seenu V. Srinivasan, Ph.D. Dr. Srinivasan joined us in August 2000 as Vice President of Pharmaceutical Development and Operations. From 1998 to 2000, Dr. Srinivasan was Manager of Pharmaceutical Research and Development at Boehringer Ingelheim Vetmedica. From 1996 to 1998, he was Manager of Process Engineering for OROS(R) products at ALZA International, Inc. From 1982 to 1996, Dr. Srinivasan was with Mallinckrodt starting out as a Research Scientist and ending as Director of Research and Development.

         Terance A. Murnane. Mr. Murnane joined us in April 1990 as our Controller and was appointed Secretary in January 1992. Mr. Murnane was a self-employed accountant from February 1988 until April 1990. From October 1987 to February 1988, he served as the Controller for a privately-held wholesale company. Prior to that time, he spent ten years in the Private Business/Audit Department at KPMG LLP, an international accounting firm, serving most recently as Senior Manager. Mr. Murnane is a Certified Public Accountant.

         James R. Butler. Mr. Butler has served as a member of the Board of Directors since June 1997. Mr. Butler retired in March 2001 as Senior Group Vice President for ALZA International, Inc., a California-based pharmaceutical company developing therapeutics using its proprietary drug delivery systems. Mr. Butler is a consultant for ALZA International, Inc. Mr. Butler was responsible for all commercial operations outside the United States and has overseen ALZA Pharmaceuticals, a division of ALZA International, Inc., since August 1993. Prior to joining ALZA in 1993, Mr. Butler was Vice President and General Manager of Glaxo Inc.'s Corporate Division. Mr. Butler held numerous sales and marketing positions during his 23-year tenure at Glaxo.

         Phyllis I. Gardner, M.D. Dr. Gardner has served as a member of the Board of Directors since September 1998. Dr. Gardner is the Senior Associate Dean for Education and Student Affairs at Stanford University School of Medicine, and has been a tenured Associate Professor in the Departments of Molecular Pharmacology and Medicine at Stanford since 1984. Since 1994, Dr. Gardner has worked closely with ALZA International, Inc. in the areas of drug formulation and drug delivery. From 1996 to 1998, she was Vice President of Research and Head of the ALZA Technology Institute. Dr. Gardner is also a consultant or advisor to a number of companies and serves as a member of the Board of Directors of Pharmacyclics, Inc., Health Hero Network, Inc. and Aerogen, Inc.

         Paul W. Hobby. Mr. Hobby has served as a member of the Board of Directors since March 1999. Currently, Mr. Hobby serves as the founding partner for Genesis Park L.P., a Houston-based investment company focusing on regional venture and growth capital. Since 1992, Mr. Hobby has been active in the media and technology business, first as a principal in the Hobby family company, H & C Communications. After that group of television and radio stations was sold in 1994, he founded his own venture, Columbine JDS, Inc. Columbine JDS, which became the largest provider of media software in the world, provided media management software tools for television, radio and advertising agencies. Mr. Hobby serves on the Board of Directors of two other publicly traded companies, Stewart Information Services Corporation and Coastal Bancorp, Inc.

         Gabriel Lopez-Berestein, M.D. Dr. Lopez-Berestein, one of our co-founders, has served as a member of the Board of Directors and our Chief Scientific Advisor since January 1988. Dr. Lopez-Berestein is Professor of Medicine and Chief of the Immunobiology and Drug Carriers Section at The University of Texas M.D. Anderson Cancer Center, with which he has been affiliated since 1979. Dr. Lopez-Berestein is the author of over 175 publications in the areas of macrophage, cell biology and signal transduction. Dr. Lopez-Berestein is also the recipient of a number of grants and awards, including a Scholar Award of the Leukemia Society of America and various National Institutes of Health ("NIH") awards.

         David J. McLachlan. Mr. McLachlan has served as a member of the Board of Directors since March 1999. Mr. McLachlan is currently a consultant to Genzyme Corporation. Formerly, he was Genzyme's Chief Financial Officer and Executive Vice President of Finance from 1989 to June 1999. Prior to joining Genzyme, Mr. McLachlan was the Chief Financial Officer of Adams-Russell Electronics, Inc., a defense electronics manufacturer, from 1975 to 1989, and Adams-Russell Co., Inc., a cable television company from 1975 to 1986. He currently serves on the Board of Directors of Alpha Industries Inc., a semiconductor company; Dyax Corp., a biotechnology company; Hearx, Ltd., a hearing care company; and the Massachusetts Biotechnology Council.

         Martin P. Sutter. Mr. Sutter, one of our co-founders, has served as a member of the Board of Directors since June 1986 and served as Chairman of the Board of Directors from 1986 to 1997. Since July 1994, Mr. Sutter has been a Managing Director of Essex Woodlands Health Ventures, L.L.C., which is the general partner of Essex Woodlands Health Ventures Fund IV, L.P., a venture capital firm based in Chicago, Illinois, and one of our principal stockholders. Mr. Sutter is the Chairman of the Board of Directors of Zonagen, Inc., a public biotechnology company based in The Woodlands, Texas, and serves on the Board of Directors of several privately held healthcare and biotechnology companies.

         Gregory F. Zaic. Mr. Zaic has served as a member of the Board of Directors since September 1995. Mr. Zaic has been an investor primarily focused on medical and life science investment opportunities since 1983. He currently is a General Partner of Prince Ventures and has served as acting president and director of many private and public companies, including GenVec, Inc. and Xylos Corporation.

         Our Restated Certificate of Incorporation divides or "classifies" our Board of Directors into three classes (Classes I, II and III), with respect to the time for which the directors in each class individually hold office. Each class consists, as nearly as possible, of one-third of the entire Board. Our Board of Directors is currently fixed at eight members. Each director is elected to hold office for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected. The current term for Class I Directors will expire at the 2001 Annual Meeting. Due to the Company's possible merger into a wholly-owned subsidiary of Antigenics Inc., a Delaware corporation, we have no present intentions to hold our 2001 annual meeting. The current terms for Class III and Class II Directors will expire at the 2002 and 2003 Annual Meetings of Stockholders, respectively.

DIRECTOR COMPENSATION

         Non-employee directors receive compensation for each meeting attended and stock option grants when initially elected to the Board and annually thereafter. Each non-employee member of the Board of Directors receives $1,000 for each board meeting attended, $500 for each committee meeting attended and $250 for each telephonic meeting attended, such compensation is paid in the form of cash or common stock at each member's choosing. The directors are also reimbursed for expenses incurred in connection with attending each board and committee meeting. Directors who are not our employees participate in our Amended and Restated 1993 Non-Employee Director Stock Option Plan. Under the Amended and Restated 1993 Non-Employee Director Stock Option Plan, each non-employee director receives (i) a grant of options to purchase 25,000 shares of our common stock upon his or her initial election to the Board and (ii) an annual grant of options to purchase 7,500 shares of our common stock for each year of service as a director, both of which are fully vested upon granting. Directors have a period of two years to exercise their options following their termination of service as a director. The 1993 Non- Employee Director Stock Option Plan also permits discretionary grants of options to non-employee directors who do not serve on the Compensation Committee of the Board of Directors. In 2000, Dr. Lopez-Berestein and Mr. Sutter each received discretionary option grants to purchase 40,000 shares of our common stock.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of common stock with the Securities and Exchange Commission and The Nasdaq Stock Market. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms that they file.

         To the Company's knowledge, based solely on the Company's review of the copies of such reports received by us and on written representations by certain reporting persons that one report on Form 5 was required, we believe that during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with in a timely manner, with the exception of a late filing reported on Form 5 by Gregory F. Zaic.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides certain summary information concerning compensation paid or accrued during the last three years to our Chief Executive Officer and to each of our other executive officers, determined as of the end of the last fiscal year, whose annual compensation exceeded $100,000. Further information with respect to each of the named executive officer's compensation is described below the table.

                                                                                         LONG-TERM
                                                 ANNUAL COMPENSATION                    COMPENSATION
                                                 -------------------                    ------------
                                                                          RESTRICTED     SECURITIES
                                                                            STOCK        UNDERLYING      ALL OTHER
      NAME AND PRINCIPAL POSITION        YEAR    SALARY      BONUS          AWARDS       OPTIONS (#)   COMPENSATION
--------------------------------------   ----   --------   ---------      ----------    ------------   ------------
Geoffrey F. Cox, Ph.D.................   2000   $310,000   $    --            --               --         $33,430
   Chief Executive Officer               1999   $305,000   $90,002(1)         --          100,000         $81,496
                                         1998   $300,000   $83,149(2)         --               --         $27,475
Paul A. Cossum, Ph.D..................   2000   $181,400   $    --            --               --         $ 2,044
   Vice President, Preclinical           1999   $176,400   $22,400            --               --         $ 1,489
   Development                           1998   $168,000   $27,384            --           80,000         $ 1,373
Anthony Williams, M.D.................   2000   $210,000   $    --            --               --         $26,956
   Vice President, Medical Affairs       1999   $194,944   $35,070(1)         --           50,000         $31,122
Terance A. Murnane....................   2000   $125,000   $    --            --            2,500         $ 2,065
   Controller and Secretary              1999   $110,000   $18,372(1)         --           30,000         $ 1,241
                                         1998   $ 97,000   $23,698(2)         --           80,000         $ 1,166
William Schary, Ph.D..................   2000   $175,000   $    --            --               --         $12,507
   Former Vice President, Regulatory     1999   $132,689   $26,310(1)         --          110,000         $30,734
   Affairs and Quality Assurance(3)

----------

(1) Bonus for 1999 paid in 2000. A portion of the bonus paid to Drs. Cox, Williams and Schary and Mr. Murnane ($41,877, $14,070, $11,726 and $7,372, respectively) was paid in shares of our common stock at a fair market value of $4.43 per share).

(2) Bonus for 1998 paid in 1999. A portion of the bonus paid to Dr. Cox and Mr. Murnane ($40,499 and $7,856, respectively) was paid in shares of our common stock valued at $2.31 per share, the fair market value of our common stock on the date the bonuses were granted.

(3)  Dr. Schary's employment with the Company was terminated in January 2001.

         Dr. Cox joined us in November 1997 at an annual base salary of $300,000. Dr. Cox's current salary is $310,000. Other compensation in 2000, 1999 and 1998 represents $18,030, $65,248 and $26,004 in relocation and travel costs including taxes, respectively; $5,269, $5,226 and $471 in taxable life insurance, respectively; $9,131 and $10,022 in car allowance and business club dues in 2000 and 1999; and $1,000 in matching contribution to our 401(k) savings plan in 2000, 1999 and 1998.

         Dr. Cossum joined us in September 1995 at an annual base salary of $160,000. Dr. Cossum's current annual base salary is $181,400. Other compensation represents $1,000 in matching contributions to our 401(k) savings plan in 2000, 1999 and 1998, respectively; and taxable life insurance of $1,044, $489 and $373 in 2000, 1999 and 1998 respectively.

         Dr. Williams joined us in December 1999 at an annual base salary of $210,000. Other compensation in 2000 and 1999 represents $8,950 and $11,419, in car allowance, respectively; $13,563 and $9,953 in living allowance, respectively; $2,831 in relocation costs in 2000; $612 and $623 in taxable life insurance, respectively; $9,127 in contributions to a pension plan in 1999; and $1,000 in matching contribution to our 401(k) savings plan in 2000. From January 1998 to December 1999, Dr. Williams was employed by our wholly owned subsidiary, Aronex Europe Limited.

         Mr. Murnane joined us in April 1990 and his current salary is $125,000. Other compensation represents $1,000 in matching contributions to our 401(k) savings plan in 2000, 1999 and 1998, respectively; and taxable life insurance of $1,065, $241 and $166 in 2000, 1999 and 1998, respectively.

         Dr. Schary joined us in March 1999 and is no longer employed by the Company as of January 2001. Other compensation in 2000 and 1999 represents $9,834 and $29,290 in relocation costs, respectively; $1,673 and $444 in taxable life insurance, respectively; and $1,000 in matching contribution to our 401(k) savings plan.

OPTION GRANTS DURING 2000

         The following table provides certain information with respect to options granted to the Chief Executive Officer and to each of the executive officers named below during the fiscal year ended December 31, 2000, under our Amended and Restated 1989 Stock Option Plan and Amended and Restated 1998 Stock Option Plan (together, the "Incentive Plans"). The SEC requires disclosure of the potential realizable value or present value of each grant. The disclosure assumes the options will be held for the full seven-year term prior to exercise. These options may be exercised prior to the end of the seven-year term. The actual value, if any, an executive officer may realize will depend upon the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

                                               INDIVIDUAL GRANTS
                      -------------------------------------------------------------------    -----------------------------
                       NUMBER OF      PERCENT OF                                             POTENTIAL REALIZABLE VALUE AT
                      SECURITIES     TOTAL OPTIONS                  MARKET                      ASSUMED ANNUAL RATES OF
                      UNDERLYING      GRANTED TO      EXERCISE     PRICE ON                    STOCK PRICE APPRECIATION
                        OPTIONS      EMPLOYEES IN     PRICE PER    DATE OF     EXPIRATION          FOR OPTION TERM
        NAME          GRANTED (#)     FISCAL YEAR       SHARE       GRANT         DATE            5%              10%
------------------    -----------    -------------    ---------    --------    ----------    -----------------------------
TERANCE A. MURNANE       2,500            1.1%         $3.38          $3.38      5/01/10        $3,440          $7,900


YEAR-END OPTION VALUES

         The following table sets forth certain information regarding (1) the number of shares of common stock underlying unexercised options held by the Chief Executive Officer and each named executive officer as of December 31, 2000, and (2) the value, at December 31, 2000, of exercisable and unexercisable "in-the-money" stock options held by the Chief Executive Officer and each executive officer named in the Summary Compensation Table. Neither the Chief Executive Officer nor any other named executive officer exercised any stock options during the year ended December 31, 2000. A stock option is "in-the-money" if the closing market price of our common stock exceeds the exercise price of the stock option. The value of "in-the-money" unexercised stock options set forth in the foregoing table represents the difference between the exercise price of these options and the closing sales price of our common stock on December 31, 2000, as reported by the Nasdaq Stock Market, $4.438 per share.

                                          2000 OPTION VALUES
                                         NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                      OPTIONS AT FISCAL YEAR-END            AT FISCAL YEAR END
                                     -----------------------------     -----------------------------
              NAME                   EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
---------------------------------    -----------     -------------     -----------     -------------
Geoffrey F. Cox, Ph. D...........      489,163          143,337          $110,653        $ 64,147
Paul A. Cossum, Ph.D.............      126,271           71,524          $ 56,710        $ 36,967
Anthony Williams.................       99,687           50,313          $ 16,160        $ 24,240
William Schary...................       35,000           75,000          $ 51,621        $168,080
Terance A. Murnane...............       82,857           86,493          $ 14,724        $ 52,510


EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with Drs. Cox, Cossum, Williams and Srinivasan and Mr. Murnane that establish their annual salaries and provide for the payment of bonus compensation as may be awarded by the Board of Directors and for their participation in all employee benefit plans sponsored by us. The employment agreement for Dr. Cox has a primary term for three years ending in November 2000, with automatic renewals each month starting in May 1999, which continue his contract for an on-going eighteen months unless terminated by either party. Dr. Cox's agreement provides that if he is terminated for any reason other than cause, we are obligated to pay him a lump-sum payment equal to 1.5 times his annual salary and continue the provision of employment benefits for eighteen months following termination. If Dr. Cox's employment with us is terminated following a change in control, we are obligated to pay him a lump sum payment equal to 2.5 times his annual base salary.

         All other employment agreements are for a one-year period and renew automatically for one-year periods unless terminated by either party. These agreements provide that if the employee is terminated for any reason other than cause, we are obligated to pay to the employee an amount equal to one year's annual base salary and continue the provision of employment benefits for one year following termination. If any of Dr. Cossum or Mr. Murnane's employment with us is terminated following a change of control, we are obligated to pay each of them an amount equal to two years' annual base salary, and in the case of Drs. Williams and Srinivasan, one year's annual base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         As required by Nasdaq Stock Market and Securities and Exchange Commission (the "Commission") rules regarding audit committees, the Board of Directors has reviewed the qualifications of its Audit Committee and has determined that none of the current members of the Audit Committee have a relationship with us that might interfere with the exercise of their independence from us or our management.

         The Compensation Committee makes recommendations concerning compensation, including incentive arrangements, for our officers. The Compensation Committee also administers our Incentive Plans. Mr. Zaic and Drs. Lopez-Berestein and Gardner served as members of the Compensation Committee during 2000. Mr. Zaic serves as chairman of the Compensation Committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of our Board of Directors currently consists of Gregory F. Zaic, Phyllis I. Gardner, M.D. and Gabriel Lopez-Berestein, M.D., none of whom are our officers or employees. The Compensation Committee is responsible for evaluating the performance of management, determining the compensation for certain of our executives and administering our Incentive Plans under which grants may be made to our employees. The Committee has furnished the following report on executive compensation for 2000:

         Under the supervision of the Compensation Committee, we have developed a compensation policy which is designated to attract and retain key executives responsible for our success and motivate management to enhance long-term stockholder value. The annual compensation package for executive officers primarily consists of:

          o a cash salary which reflects the responsibilities relating to the position and individual performance;

          o variable performance awards payable in cash or stock and tied to the individual's or our achievement of certain goals or milestones; and

          o long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and our stockholders.

         In determining the level and composition of compensation of each of our executive officers, the Compensation Committee takes into account various qualitative and quantitative indicators of corporate and individual performance. Although no specific target has been established, the Compensation Committee generally seeks to set salaries comparable to those of peer group companies. In setting such salaries, the Compensation Committee considers its peer group to be certain companies in the biotechnology industries with market capitalizations under $250 million. Such competitive group does not necessarily include the companies comprising the Nasdaq Pharmaceutical Index reflected in the performance graph in this proxy statement, which is the industry categorization we have been placed in by our investment bankers. Because we are still in the development stage, the use of certain traditional performance standards (e.g., profitability and return on equity) is not currently appropriate in evaluating the performance of our executive officers. Consequently, in evaluating the performance of management the Compensation Committee takes into consideration such factors as our achieving specified milestones or goals in our clinical development programs. In addition, the Compensation Committee recognizes performance and achievements that are more difficult to quantify, such as the successful supervision of major corporate projects, demonstrated leadership ability and contributions to the industry.

         Base compensation is established through our negotiation with the executive officer at the time the executive is hired, and then subsequently adjusted when such officer's base compensation is subject to review or reconsideration. While we have entered into employment agreements with our executive officers, such agreements provide that base salaries after the initial year will be determined by the Compensation Committee after review. When establishing or reviewing base compensation levels for each executive officer, the Compensation Committee, in accordance with its general compensation policy, considers numerous factors, including the responsibilities relating to the position, the qualifications of the executive and the relevant experience the individual brings to us, strategic goals for which the executive has responsibility and compensation levels of companies at a comparable stage of development who compete with us for business, scientific and executive talents. As stated above, such comparable companies are generally those with similar market capitalizations and are not necessarily among the companies comprising the Nasdaq Pharmaceutical Index reflected in the performance graph in this Form 10-K/A. No pre-determined weights are given to any one of such factors. The base salaries for the executive officers generally, and the Chief Executive Officer specifically, for fiscal 2000 were comparable to our peer group companies.

         In addition to each executive officer's base compensation, the Compensation Committee may award cash bonuses and/or grant awards under our Incentive Plans to chosen executive officers depending on the extent to which certain defined personal and corporate performance goals are achieved. Such corporate performance goals are the same as discussed above.

         All of our employees, including our executive officers, are eligible to receive long-term stock-based incentive awards under our Incentive Plans as a means of providing such individuals with a continuing proprietary interest in us. Such grants further the mutuality of interest between our employees and our stockholders by providing significant incentives for such employees to achieve and maintain high levels of performance. Our Incentive Plans enhance our ability to attract and retain the services of qualified individuals. Factors considered in determining whether such awards are granted to an executive officer include:

          o    the executive's position in the Company,

          o    his or her performance and responsibilities,

          o the amount of stock options, if any, currently held by the officer,

          o    the vesting schedules of any such options, and

          o    the executive officer's other compensation.

While the Compensation Committee does not adhere to any firmly-established formulas or schedules for the issuance of awards such as options or restricted stock, the Compensation Committee will generally tailor the terms of any such grant to achieve its goal as a long-term incentive award by providing for a vesting schedule encompassing several years or tying the vesting dates to particular corporate or personal milestones.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         Geoffrey F. Cox, Ph.D. became our Chief Executive Officer in November 1997. His base annual salary was set at $300,000 pursuant to his employment agreement with the us, effective November 3, 1997 (the "Employment

Agreement"). His base salary was increased to $310,000 for 2000. In setting the base salary for Dr. Cox, the Committee evaluated the compensation package for chief executive officers of peer group biotechnology companies with similar market capitalizations. The Committee expects that when it reevaluates Dr. Cox's base salary level in the future, it will consider a variety of factors, including Dr. Cox's responsibilities, his general background and qualifications, his achievement of various corporate and personal milestones set by the Committee from time to time, and compensation levels at peer group companies for executives in Dr. Cox's position and with his background. The Committee has not attached any particular relative weighting to the foregoing factors (or any other factors which the Committee may also consider in reaching compensation decisions for our executive officers).

         The Employment Agreement, as amended, provides that Dr. Cox is eligible to receive future incentive bonus awards in an amount up to 50% of his base annual salary. No bonus was paid to Dr. Cox in 2001 for 2000. The Committee will retain discretion to determine the amount of any future incentive bonus awards to be paid to Dr. Cox, and the Committee expects that it will evaluate a number of factors in reaching this decision, including our strategic goals for which Dr. Cox has responsibility, his other responsibilities, his initiatives and contributions to our achievement of various corporate and strategic goals, and his own achievement of certain personal milestones as determined by the Committee from time to time.

         The Committee expects that Dr. Cox will participate in the Incentive Plans on the same general terms as other participants in the Plans with respect to future stock option grants that he may be granted from time to time, although the amount of shares underlying option grants to Dr. Cox will be potentially larger than for other employees as a result of his position. In March 2001, Dr. Cox was granted certain performance options to purchase 150,000 shares of our common stock that vest upon the earlier of a change in control of the Company or FDA approval of ATRAGEN(R) for any indication of acute promyelocytic leukemia, but not after September 30, 2001.

         His Employment Agreement, as amended, also provides that for the next two years, Dr. Cox will be eligible to receive an annual restricted stock grant of 25,000 shares of common stock if certain stock price objectives are achieved during such fiscal years. The Employment Agreement contemplates that these shares will be fully vested on issuance.

         Section 162(m) of the Internal Revenue Code of 1986 (the "Code"), added by the Revenue Reconciliation Act of 1993, places a $1 million cap on the deductible compensation that can be paid to certain executives of publicly-traded corporations. Amounts that qualify as "performance based" compensation under Section 162(m)(4)(c) of the Code are exempt from the cap and do not count toward the $1 million limit. Generally, stock options will qualify as performance-based compensation. The Compensation Committee has discussed and considered and will continue to evaluate the potential impact of Section 162(m) on us in making compensation determinations, but has not established a set policy with respect to future compensation determinations.

         The foregoing report is given by the following members of the Compensation Committee:

                       Gregory F. Zaic, Committee Chairman
                            Phyllis I. Gardner, M.D.
                          Gabriel Lopez-Berestein, M.D.

STOCK PERFORMANCE GRAPH

         The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Index of Pharmaceutical Companies. The graph covers the period from December 31, 1995 to December 31, 2000. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 1995 and that all dividends were reinvested.

                     [COMPARATIVE STOCK PERFORMANCE GRAPH]

                                      12/31/95      12/31/96      12/31/97     12/31/98      12/31/99      12/31/00
-------------------------------------------------------------------------------------------------------------------
Aronex Pharmaceuticals, Inc.           100.00        107.14         48.57        22.86         35.71         50.74
Nasdaq Composite Index                 100.00        123.04        150.70       212.51        394.92        237.62
Nasdaq Pharmaceutical Index            100.00        100.31        103.66       131.95        248.01        308.49
-------------------------------------------------------------------------------------------------------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents certain information regarding the beneficial ownership of our equity securities (which includes shares that may be acquired on the exercise of the currently vested portion of stock options) at April 20, 2001 by:

          o each person who is known by us to own beneficially more than five percent of the outstanding shares of common stock;
          o    each of our directors;
          o our chief executive officer and each of our other executive officers named in the tables under Executive Compensation; and
          o all directors and officers as a group, including all stock options vested through April 30, 2001.

         Except as described below, each of the persons listed in the table has sole voting and investment power with respect to the shares listed.

                                                                Number            % OF TOTAL
                         Name                                of Shares(1)         OUTSTANDING
-------------------------------------------------------      ------------         -----------
Essex Woodlands Health Ventures IV, L.L.C.
190 South LaSalle, Suite 2800
Chicago, Illinois 60603................................      2,285,715(2)             8.78%

Stuart T. Weisbrod
230 Park Avenue, Suite 928
New York, New York 10169...............................      2,586,000(3)             9.94%

Geoffrey F. Cox........................................        678,003(4)             2.55%
Martin P. Sutter.......................................        237,061(5)               *
Gabriel Lopez-Berestein................................        301,059(6)             1.15%
Gregory F. Zaic........................................        418,545(7)             1.60%
James R. Butler........................................         65,298(8)               *
Phyllis I. Gardner.....................................         44,813(9)               *
Paul W. Hobby..........................................         42,161(9)               *
David J. McLachlan.....................................         59,980(9)               *
Paul A. Cossum.........................................        147,018(10)              *
Anthony Williams.......................................        127,577(11)              *
Terance A. Murnane.....................................        109,120(12)              *
All directors and officers as a group (12 persons) ....      2,239,135(4)-(12)        8.53%

----------

*Less than one percent.

(1)  Includes shares issuable upon exercise of options as indicated below.

(2) Shares are held directly by Essex Woodlands Health Ventures Fund IV, L.P. Essex Woodlands Health Ventures IV, L.L.C. is the sole general partner of Essex Woodlands Health Ventures Fund IV, L.P. Mr. Sutter, a director of the Company, serves as one of three Managing Directors of Essex Woodlands Health Ventures IV, L.L.C. However, Mr. Sutter is not deemed to control Essex Woodlands Ventures IV, L.L.C. and Mr. Sutter disclaims beneficial ownership of these shares.

(3) According to Schedule 13G/A dated February 13, 2001, Mr. Weisbrod has sole voting and dispositive power with respect to 180,000 of such shares and shares voting and dispositive power with respect to 2,406,000 shares, of which all are directly owned by Merlin BioMed Investment Advisors, LLC ("Advisors"), which is controlled by Merlin BioMed Group, LLC ("Group"). Mr. Weisbrod is the sole manager of both Advisors and Group.

(4) Includes 17,278 shares owned by Dr. Cox's spouse, which may be deemed beneficially owned by Dr. Cox and 581,669 shares issuable upon exercise of options exercisable within 60 days of April 20, 2001.

(5) See footnote (2) above regarding Mr. Sutter's control of certain shares held by Essex Woodlands Health Ventures IV, L.P., as to which Mr. Sutter disclaims beneficial ownership. Includes 146,667 shares issuable upon exercise of options exercisable within 60 days of April 20, 2001.

(6) Excludes 19,697 shares held by a relative of Dr. Lopez-Berestein and as to which he disclaims beneficial ownership and includes 128,500 shares issuable upon exercise of options exercisable within 60 days of April 20, 2001.

(7) Includes 343,539 shares owned by Prince Venture Partners III, L.P. Mr. Zaic is the general partner of Prince Ventures, L.P., which is a general partner of Prince Venture Partners III, L.P. but as to which Mr. Zaic disclaims beneficial ownership and includes 62,500 shares issuable upon exercise of options exercisable within 60 days of April 20, 2001.

(8) Includes 3,000 shares owned through The Butler Living Trust and 2,500 shares owned by Mr. Butler's spouse, which may be deemed beneficially owned by Mr. Butler and includes 47,500 shares issuable upon exercise of options exercisable within 60 days of April 20, 2001.

(9) Includes 40,000 shares issuable upon exercise of options exercisable within 60 days of April 20, 2001.

(10) Includes 1,000 shares owned by two daughters of Dr. Cossum which may be deemed beneficially owned by Dr. Cossum and 139,045 shares issuable upon exercise of options exercisable within 60 days of April 20, 2001.

(11) Includes 123,230 shares issuable upon exercise of options exercisable within 60 days of April 20, 2001.

(12) Includes 92,675 shares issuable upon exercise of options exercisable within 60 days of April 20, 2001.

         All of the officers and directors set forth in the table above in addition to Essex Woodlands Health Ventures IV, L.P. and Prince Ventures, L.P. have executed Stockholder Voting Agreements with Antigenics Inc. dated April 23, 2001 in which they agree to vote all of their current shares of our common stock, and any shares of our common stock they may acquire in the future, in favor of the merger with Antigenics.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In February 1998, we amended our consulting agreement with our chief scientific advisor and board member, Dr. Gabriel Lopez-Berestein, for a three-year period ending December 31, 2000, whereby we are committed to pay consulting fees of $156,000 per year through December 31, 2000. One-half of the amount will be paid in cash and one-half will be paid in common stock. We paid cash of $156,000, $78,000 and $78,000 for the years ended December 31, 1997, 1998 and 1999, respectively, and issued him 18,352 and 40,248 shares of common stock in 1998 and 1999, respectively, pursuant to this agreement. In December 2000, this agreement was extended for an additional 12 month period.

         In October 1999, we entered into consulting agreements with two board members, David J. McLachlan and James R. Butler, for services related to financial matters and sales and marketing assistance, respectively. Each of these individuals are paid $2,500 a month for their services. One-half of the amount was paid in cash and one-half paid in common stock. Each of these individuals were paid cash of $3,750 and $15,000 for the year ended December 31, 1999 and 2000, respectively, and were issued 1,131 and 3,540 shares of common stock in 1999 and 2000, respectively, pursuant to their agreements. In January 2001, the agreements for Messrs. McLachlan and Butler were amended to pay for their services in common stock only. The agreements with Messrs. McLachlan and Butler may be terminated by either party by giving 30 days written advance notice.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARONEX PHARMACEUTICALS, INC.

Dated:  April 26, 2001                      By:  /s/ GEOFFREY F. COX
                                                 -----------------------
                                                 Geoffrey F. Cox
                                                 Chief Executive Officer