Form 10-Q
period 2001-03-31
ARONEX PHARMACEUTICALS INC
filed 2001-05-15
CIK 854691

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the Quarterly Period Ended March 31, 2001

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

                                   Yes  X   No
                                       ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              CLASS                               OUTSTANDING AT MARCH 31, 2001
  -----------------------------                   -----------------------------
  Common Stock, $.001 par value                         25,973,843 shares





================================================================================

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX


                                                                                                                 PAGE
                                                                                                                 ----

Factors Affecting Forward-Looking Statements................................................................      3

PART I.           FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements..................................................................      3

         Consolidated Balance Sheets - December 31, 2000 and March 31, 2001 (unaudited).....................      4

         Consolidated Statements of Operations:
           Three Months Ended March 31, 2000 and March 31, 2001
           (unaudited) and for the Period from Inception (June 13, 1986)
           through March 31, 2001 (unaudited)...............................................................      5

         Consolidated Statements of Comprehensive Income:
           Three Months Ended March 31, 2000 and March 31, 2001 (unaudited).................................      5

         Consolidated Statements of Cash Flows:
           Three Months Ended March 31, 2000 and March 31, 2001
           (unaudited) and for the Period from Inception (June 13, 1986)
           through March 31, 2001 (unaudited)...............................................................      6

         Notes to Consolidated Financial Statements - March 31, 2001 (unaudited)............................      7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................................................     10

Item 3   Qualitative and Quantitative Disclosures about Market Risk.........................................     12


PART II.           OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...................................................................     13


SIGNATURES        ..........................................................................................     14

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this document, the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Item 1. Business -- Manufacturing," "-- Sales and Marketing," "-- Patents and Proprietary Rights," "-- Government Regulation," "-- Competition" and "-- Additional Business Risks" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in our 2000 Annual Report on Form 10-K.

     The information presented in the accompanying consolidated financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                         ASSETS

                                                                                                           MARCH 31,
                                                                                      DECEMBER 31,           2001
                                                                                          2000            (UNAUDITED)
                                                                                     ---------------     -------------
Current assets:
   Cash and cash equivalents.................................................        $         8,254     $       4,485
   Prepaid expenses and other assets.........................................                    116               246
                                                                                     ---------------     -------------
        Total current assets.................................................                  8,370             4,731

Long-term investments........................................................                    821               773
Furniture, equipment and leasehold improvements, net of accumulated
   depreciation of $3,914 and $4,020, respectively...........................                  1,851             1,679
                                                                                     ---------------     -------------
        Total assets.........................................................        $        11,042     $       7,183
                                                                                     ===============     =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses.....................................        $         2,789     $       2,011
   Accrued payroll...........................................................                    313               505
   Current portion of notes payable..........................................                    459               424
   Current portion of deferred revenue.......................................                  1,196             1,196
                                                                                     ---------------     -------------
        Total current liabilities............................................                  4,757             4,136

Long-term liabilities:
   Notes payable, net of current portion.....................................                  3,154             3,071
   Deferred revenue, net of current portion..................................                    466               374
                                                                                     ---------------     -------------
        Total long-term liabilities..........................................                  3,620             3,445

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock $.001 par value, 5,000,000 shares authorized,
        none issued and outstanding..........................................                     --                --
   Common stock $.001 par value, 40,000,000 shares authorized,
        25,973,674 and 25,973,843 shares issued and outstanding,
        respectively.........................................................                     26                26
   Additional paid-in capital................................................                118,697           118,697
   Common Stock warrants.....................................................                  3,439             3,439
   Treasury stock............................................................                    (11)              (11)
   Deficit accumulated during development stage..............................               (119,486)         (122,549)
                                                                                     ---------------     -------------
        Total stockholders' equity (deficit).................................                  2,665              (398)
                                                                                     ---------------     -------------
   Total liabilities and stockholders' equity (deficit)......................        $        11,042     $       7,183
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

                 ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                   (UNAUDITED)


                                                                                                           PERIOD FROM
                                                                                                            INCEPTION
                                                                                                            (JUNE 13,
                                                                           THREE MONTHS ENDED                 1986)
                                                                                MARCH 31,                    THROUGH
                                                                   --------------------------------         MARCH 31,
                                                                        2000               2001               2001
                                                                    ------------       ------------       -------------
Revenues:
   Research and development grants and contracts .............      $      1,451       $         92       $     26,150
                                                                    ------------       ------------       ------------
        Total revenues .......................................             1,451                 92             26,150
                                                                    ------------       ------------       ------------
  Expenses:
   Research and development ..................................             5,800              2,090            116,123
   Purchase of in-process research and development ...........                --                 --             11,625
   General and administrative ................................               699              1,009             26,060
                                                                    ------------       ------------       ------------
        Total expenses .......................................             6,499              3,099            153,808
                                                                    ------------       ------------       ------------
Operating loss ...............................................            (5,048)            (3,007)          (127,658)
                                                                    ------------       ------------       ------------
Other income (expense):
   Interest income ...........................................               221                106              9,208
   Gain on sale of investments ...............................             2,653                 --              2,653
   Interest expense and other ................................              (127)              (162)            (2,297)
                                                                    ------------       ------------       ------------
Other income (expense), net ..................................             2,747                (56)             9,564
Net loss before cumulative effect of change in accounting
principle ....................................................            (2,301)            (3,063)          (118,094)
   Cumulative effect of change in accounting principle .......            (4,455)                --             (4,455)
                                                                    ------------       ------------       ------------
Net loss .....................................................      $     (6,756)      $     (3,063)      $   (122,549)
                                                                    ============       ============       ============

Net loss per share before cumulative effect of change in
accounting principle .........................................      $      (0.10)      $      (0.12)
   Cumulative effect of change in accounting principle .......             (0.19)                --
                                                                    ------------       ------------
Basic and diluted loss per share .............................      $      (0.29)      $      (0.12)
                                                                    ============       ============
Weighted average shares used in computing basic and
   diluted loss per share ....................................            22,881             25,974

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             (ALL AMOUNTS IN THOUSANDS, EXCEPT LOSS PER SHARE DATA)
                                  (UNAUDITED)



                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                        -------------------------------
                                            2000               2001
                                        ------------       ------------
Comprehensive income:
   Net loss ......................      $     (6,756)      $     (3,063)
   Unrealized gain ...............             2,147                 --
   Realized gain .................            (2,653)                --
                                        ------------       ------------
        Comprehensive income .....      $     (7,262)      $     (3,063)
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

                 ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                                                                         THREE MONTHS ENDED       (JUNE 13, 1986)
                                                                                              MARCH 31,               THROUGH
                                                                                       -----------------------       MARCH 31,
                                                                                          2000         2001             2001
                                                                                       ---------     ---------     -------------
Cash flows from operating activities:
   Net loss .......................................................................    $  (6,756)    $  (3,063)    $    (122,549)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation and amortization .............................................          149           132             6,160
        Loss on disposal of assets ................................................           --            40               240
        Compensation expense related to stock and stock options ...................          171            --             5,179
        Technology purchased through acquisition ..................................            0            --            11,547
        Unrealized gain (loss) on investment ......................................       (2,147)           --             2,653
        Realized gain on sale of investments ......................................       (2,653)           --            (2,653)
        Acquisition costs, net of cash received ...................................           --            --              (270)
        Accrued interest payable converted to stock ...............................           --            --                97
        Loss in affiliate .........................................................           --            --               500
   Changes in assets and liabilities:
        (Increase) decrease in prepaid expenses and other assets, net .............           49          (130)              (61)
        Increase (decrease) in accounts payable and accrued expenses ..............         (942)         (586)            2,443
        (Increase) decrease in deferred revenue ...................................        3,304           (92)            1,217
                                                                                       ---------     ---------     -------------
                  Net cash used in operating activities ...........................       (8,825)       (3,699)          (95,497)

Cash flows from investing activities:
   Purchases of investments .......................................................           --            --          (262,928)
   Sales of investments ...........................................................       10,461            48           267,890
   Purchase of furniture, equipment and leasehold improvements ....................          (68)           --            (6,857)
   Proceeds from sale of assets ...................................................           --            --                72
   Investment in affiliate ........................................................           --            --              (500)
                                                                                       ---------     ---------     -------------
                  Net cash provided by (used in) investing activities .............      (10,393)           48            (2,323)

Cash flows from financing activities:
   Proceeds from notes payable ....................................................           12            12             7,162
   Repayment of notes payable and principal payments under capital
     lease obligations ............................................................          (72)         (130)           (3,668)
   Purchase of treasury stock .....................................................           --            --               (11)
   Proceeds from issuance of stock ................................................          122            --            98,822
                                                                                       ---------     ---------     -------------
                  Net cash provided by (used in) financing activities .............           62          (118)          102,305
                                                                                       ---------     ---------     -------------

Net increase (decrease) in cash and cash equivalents ..............................        1,630        (3,769)            4,485
Cash and cash equivalents at beginning of period ..................................       11,528         8,254                --
                                                                                       ---------     ---------     -------------

Cash and cash equivalents at end of period ........................................    $  13,158     $   4,485     $       4,485
                                                                                       =========     =========     =============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest .......................................    $     177     $     155     $       1,685
Supplemental schedule of noncash financing activities:
   Conversion of notes payable and accrued interest to common stock ...............    $      --     $      --     $       3,043



        The accompanying notes are an integral part of these consolidated financial statements.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.       ORGANIZATION

         Aronex Pharmaceuticals, Inc. ("the Company", "Aronex Pharmaceuticals", "we", "us" or "our") was incorporated in Delaware on June 13, 1986 and merged with Triplex Pharmaceutical Corporation ("Triplex") and API Acquisition Company, Inc. ("API"), formerly Oncologix, Inc. effective September 11, 1995. In 1998, we formed a subsidiary, Aronex Europe Limited.

         In order to address our lack of capital, among other things, we entered into an agreement and plan of merger dated as of April 23, 2001 (the "Merger") with Antigenics Inc. ("Antigenics") and Nasa Merger Corp., a newly-formed, wholly-owned subsidiary of Antigenics. The proposed Merger is subject to approval of our stockholders. The Merger is expected to be completed in the third quarter of 2001. Upon closing of the Merger, we will become a wholly-owned subsidiary of Antigenics.

         Aronex Pharmaceuticals is a development stage company that has devoted substantially all of its efforts to research and product development and has not yet generated any significant revenues, nor is there any assurance of future revenues. In addition, we expect to continue to incur losses for the foreseeable future, and there can be no assurance that we will successfully complete the transition from a development-stage company to successful operations. The development activities we engage in involve a high degree of risk and uncertainty. Our ability to successfully develop, manufacture and market our proprietary products is dependent upon many factors. These factors include, but are not limited to, our ability to consummate the Merger, the need for additional financing in the event the Merger is not completed on a timely basis or at all, attracting and retaining key personnel and consultants, and successfully developing manufacturing, sales and marketing operations. Our ability to develop these operations may be immensely impacted by uncertainties related to patents and proprietary technologies, technological change and obsolescence, product development, competition, government regulations and approvals, health care reform, third-party reimbursement and product liability exposure. Further, during the period required to develop these products, we will require additional funds which may not be available to us.

         We have operated as a development stage enterprise since our inception by devoting substantially all of our efforts to raising capital and performing research and development. In order to complete the development and other activities necessary to commercialize our products, additional financing will be required. If we are not able to consummate the Merger, such financing may not be available.

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

         We will continue to require substantial additional funds for our operations. At March 31, 2001, we had $5.3 million in cash, cash equivalents and investments. We believe that we can conserve our existing financial resources to satisfy our capital and operating requirements until consummation of the Merger.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


         The factors discussed above raise substantial doubt about our ability to continue as a going concern. If the Merger is not completed, we will have to pursue other sources of financing. Sources of financing may not be available, or if available, will be dilutive or may have other adverse effects to the value of our shares. If we are not able to secure such financing, we may have to close operations and/or seek legal protection from our creditors. Accordingly, there can be no assurance of our future success. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. See "Business-General" and "Business-Additional Business Risks" in the Company's Form 10-K for the year ended December 31, 2000.

         The consolidated balance sheet at March 31, 2001 and the related consolidated statements of operations and cash flows for the three month periods ending March 31, 2001 and 2000 and the period from inception (June 13, 1986) through March 31, 2001 are unaudited. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in our 2000 Form 10-K. The financial statements included in our 2000 Form 10-K have been audited by Andersen LLP, independent public accountants. In order to complete the development and other activities to commercialize our products, additional financing will be required. Accordingly, our independent public accountants' report on the financial statements for the year ended December 31, 2000 includes an explanatory fourth paragraph expressing substantial doubt about our ability to continue as a going concern. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

2.       ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of Aronex Pharmaceuticals, Triplex, API and Aronex Europe Limited. All material intercompany transactions have been eliminated in consolidation.

         Cash, Cash Equivalents and Short- and Long-Term Investments

         Cash and cash equivalents include money market accounts and investments with an original maturity of less than three months. Long-term investments at March 31, 2001 are available for sale securities which are United States mortgage-backed securities with maturity dates over the next 23 years that have an amortized cost of $773,000, which approximates fair market value and cost. Aronex Pharmaceuticals currently has no trading securities.

         Revenue Recognition

         During 2000, United States Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. We adopted SAB 101 which required us to recognize payments for services under research and development grants and contracts that are specifically tied to a separate earnings process as revenue as the services are performed. In situations where we receive payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Non-refundable fees, including payments for up-front licensing fees and milestones (collectively, "Non-refundable Fees"), are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete, and total Non-refundable Fees received. Prior to January 1, 2000, we had recognized revenue from Non-refundable Fees when we had no obligations to return the fees under any circumstances, and there were no additional contractual services to be provided or costs to be incurred by us in connection with the Non-refundable Fees.

                  ARONEX PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


         The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $4.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $4.5 million represents portions of 1998 and 1999 Non-refundable Fees received from Abbott Laboratories in consideration for the exclusive worldwide rights to market and sell Nyotran(R). For the quarters ended March 31, 2000 and 2001, we recognized $1.2 million and $92,000, respectively, of research and development grants and contracts revenue that was included in the cumulative effect adjustment as of January 1, 2000. The balance of the deferred revenue from this adjustment, $1.6 million, will be recognized in the future as we incur costs relating to obtaining approval for Nyotran(R) from the FDA.

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

3.       FEDERAL INCOME TAXES

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

4.       SEVERANCE AGREEMENTS

         In January 2001, we entered into severance agreements with all employees who do not have employment contracts with us. Under such agreements, all employees are entitled to at least three months severance if they are terminated as a result of a reduction in staff, merger or acquisition or sale of the Company, including the Merger with Antigenics. At March 31, 2001, there are employment and severance agreements which could require severance payments of $2.3 million relating to the salaries of current employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         OVERVIEW

         We entered into an agreement and plan of merger dated as of April 23, 2001 (the "Merger") with Antigenics Inc. and its wholly owned merger subsidiary pursuant to which we would become a wholly owned subsidiary of Antigenics in exchange for shares of their common stock and contingent value rights to receive additional shares of their common stock if ATRAGEN(R) for APL is approved by the FDA by July 6, 2002 and we have not exceeded a certain amount in transaction expenses. The Merger will be consummated if we receive approval by our stockholders.

         Since our inception in 1986, we have primarily devoted our resources to fund research, drug discovery and development. We have been unprofitable to date and expect to incur substantial operating losses for the next several years as we expend our resources for product research and development, preclinical and clinical testing and regulatory compliance. We have sustained losses of $122.5 million through March 31, 2001. Our research and development activities and operations have been financed primarily through public and private offerings of securities and, to a lesser extent, from revenues under research and development grants and contracts. Our operating results have fluctuated significantly during each quarter.

         Three Month Periods Ended March 31, 2000 and 2001

         In January 2001, we received a non-approval letter from the FDA for our NDA amendment for ATRAGEN(R). Following this event, we reduced expenditures in our development plans and activities. Additionally, we reduced the number of full-time employees in January 2001 from 77 to 29. In January 2001, we recorded severance of approximately $600,000 relating to the employees who were terminated and substantially reduced our operating activities.

         Revenues from research and development grants and contracts decreased 94% to $92,000 in 2001 from $1.5 million in 2000. This decrease was mainly due to a decrease in 2001 of $1.1 million in revenue recognized relating to our license agreement for Nyotran(R) with Abbott Laboratories ("Abbott").

         Revenue Recognition

         During 2000, United States Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. We adopted SAB 101 which required us to recognize payments for services under research and development grants and contracts that are specifically tied to a separate earnings process as revenue as the services are performed. In situations where we receive payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Non-refundable fees, including payments for up-front licensing fees and milestones (collectively, "Non-refundable Fees"), are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete, and total Non-refundable Fees received. Prior to January 1, 2000, we had recognized revenue from Non-refundable Fees when we had no obligations to return the fees under any circumstances, and there were no additional contractual services to be provided or costs to be incurred by us in connection with the Non-refundable Fees.

         The cumulative effect of adopting SAB 101 at January 1, 2000 resulted in a one-time, non-cash charge of $4.5 million, with a corresponding increase to deferred revenue that will be recognized in future periods. The $4.5 million represents portions of 1998 and 1999 Non-refundable Fees received from Abbott Laboratories in consideration for the exclusive worldwide rights to market and sell Nyotran(R). For the quarters ended March 31, 2000 and 2001, we recognized $1.2 million and $92,000, respectively, of research and development grants and contracts revenue that was included in the cumulative effect adjustment as of January 1, 2000. The balance of the deferred revenue from this adjustment, $1.6 million, will be recognized in the future as we incur costs relating to obtaining approval for Nyotran(R) from the FDA.

         Interest income decreased 52% to $106,000 in 2001 from $221,000 in 2000. The decrease in interest income resulted from a decrease in the average amount of funds available for investment during the first three months of 2001.

         Research and development expenses decreased 64% to $2.1 million in 2001 from $5.8 million in 2000. In mid-January 2001, we substantially reduced the number of employees in research and development. At the end of the first quarter of 2001, there were 17 employees in research and development, compared to approximately 63 at the end of the first quarter of 2000. Due to this reduction, general expenses such as travel, postage and office supplies decreased in addition to the following decreases:

         o a decrease of $2.1 million in clinical trial costs relating mainly to Nyotran(R) and ATRAGEN(R);

         o a decrease of $210,000 in clinical and regulatory consultants costs related to Nyotran(R) and ATRAGEN(R);

         o        a decrease of $404,000 in salary and payroll costs;

         o a decrease of $554,000 in drug manufacturing and materials costs relating mainly to ATRAGEN(R) and Annamycin; and

         o a decrease of $154,000 in laboratory supplies, laboratory equipment maintenance and outside laboratory testing.

         General and administrative expenses increased 44% to $1.0 million in 2001 from $699,000 in 2000. The increase in general and administrative expenses resulted primarily from severance relating to the termination of the vice president of business development and an increase in legal expenses as a result of obtaining assistance relating to the FDA approval process for ATRAGEN(R).

         Other income of $2,653,000 in the first quarter of 2000 represents a gain on the sale of Targeted Genetics common stock, which had a carrying value of zero.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, our primary source of cash has been from financing activities, which have consisted primarily of sales of equity securities, and to a lesser extent, from revenues under research and development agreements and grants. We have raised an aggregate of approximately $98.8 million from the sale of equity securities from inception through December 31, 2000. In July 1992, we raised net proceeds of approximately $10.7 million in the initial public offering of our common stock. In September 1993, we entered into a collaborative agreement with Genzyme Corp. relating to the development and commercialization of ATRAGEN(R), in which we received net proceeds of approximately $4.5 million from the sale of common stock to Genzyme. In November 1993, we raised net proceeds of approximately $11.5 million and in May 1996, we raised net proceeds of approximately $32.1 million in public offerings of common stock. From October 1995 through December 31, 1998, we received aggregate net proceeds of approximately $6.5 million from the exercise of certain warrants issued in our 1995 merger with API Acquisition Company, Inc. (formerly Oncologix, Inc.). In November 1998, we entered into a license agreement with Abbott relating to Nyotran(R), in which Abbott purchased 837,989 shares of common stock for $3.0 million. Through February 29, 2000 we received an additional $14.7 million in up-front and milestone payments from Abbott, all of which are non-refundable. In February 1999 and April 2000, we raised net proceeds of approximately $11.7 million and $7.3 million, respectively, in offerings of our common stock. In November 2000, we entered into an agreement with Acqua Wellington North American Equity Fund Ltd. for an equity financing agreement covering the sale of up to $24 million of our common stock over a 28-month period ending in March 2003. We have not raised any funds under this agreement and have no current intentions or obligation to do so.

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

         Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials and general and administrative expenses. Cash of $8.8 million and $3.7 million was used in operating activities during the first quarter of 2000 and 2001, respectively. We had cash, cash-equivalents and long-term investments of $5.3 million as of March 31, 2001, consisting primarily of cash and money market accounts, and United States government securities and investment grade commercial paper.

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

         We will continue to require substantial additional funds for our operations. At March 31, 2001, we had $5.3 million in cash, cash equivalents and investments. We believe that we can conserve our existing financial resources to satisfy our capital and operating requirements until consummation of the Merger. Our accountants have issued a qualified opinion on our consolidated financial statements for the year ended December 31, 2000 indicating substantial doubt about our ability to continue as a going concern. If the Merger with Antigenics is not completed, we will have to pursue other sources of financing. Sources of financing may not be available, or if available, will be dilutive or may have adverse affect to the value of our shares. If we are not able to secure such financing, we may have to close operations and/or seek legal protection from our creditors.

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

         Our capital requirements will depend on many factors, including the risk factors more completely described in our Form 10-K for the fiscal year ended December 31, 2000. These factors include:

         o        ability to consummate the Merger;

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

              10.1 Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the April 10, 2001 Form S-8)

              10.2 Amended and Restated 1993 Non-Employee Director Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.2 to the April 10, 2001 Form S-8)

              10.3 First Amendment to Employment Agreement dated January 18, 2001 between Aronex Pharmaceuticals and Geoffrey F. Cox, Ph.D. (Incorporated by reference to Exhibit 10.19 to Aronex Pharmaceuticals' Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K")

              10.4 First Amendment to Employment Agreement dated January 18, 2001 between Aronex Pharmaceuticals and Paul A. Cossum, Ph.D. (Incorporated by reference to Exhibit 10.22 to the 2000 Form 10-K)

              10.5 First Amendment to Employment Agreement dated January 18, 2001 between Aronex Pharmaceuticals and Terance A. Murnane (Incorporated by reference to Exhibit 10.24 to the 2000 Form 10-K)

              11.1   Statement regarding computation of per share earnings.


      (b)  Reports on Form 8-K

              None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ARONEX PHARMACEUTICALS, INC.


Dated:   May 14, 2001                      By: /s/ GEOFFREY F. COX
                                               ---------------------------------
                                           Geoffrey F. Cox, Ph.D.
                                           Chief Executive Officer and
                                           Chairman of the Board


Dated:   May 14, 2001                      By: /s/ TERANCE A. MURNANE
                                               ---------------------------------
                                           Terance A. Murnane
                                           Controller
                                           (Principal Financial and Accounting
                                           Officer)

                               INDEX TO EXHIBITS



      EXHIBIT
      NUMBER    DESCRIPTION
      -------   -----------


        11.1    Statement regarding computation of per share earnings.